Form 10QSB/A
period 1995-05-31
PHOTOCOMM INC
filed 1995-07-17
CIK 746255

UNITED STATES
                    SECURITIES AND EXCHANGE COMMISSION
                          Washington, D.C. 20549

                                 FORM 10-QSB/A

[X]          QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                OF THE SECURITIES AND EXCHANGE ACT OF 1934

                For the quarterly period ended May 31, 1995


[ ]             TRANSITION REPORT PURSUANT TO SECTION 13 OR
               15(d) OF THE SECURITIES EXCHANGE ACT OF 1934


                      Commission file number 0-12807


                              PHOTOCOMM, INC.


Incorporated in the State of Arizona             IRS No. 86-0411983


                            7681 East Gray Road
                         Scottsdale, Arizona 85260
                               (602)948-8003


The undersigned registrant hereby amends the following items, financial statements, exhibits or other portions of its Form
10-QSB Quarterly Report for the Quarter Ended May 31, 1995 as follows:

     Item 6.  Exhibits.

     (a)  Exhibits.

          The following Exhibits are filed as part of this Report:

Exhibit No.             Description                      Page

     27           Financial Data Schedule                 11


                                SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this amendment to be signed on its behalf by the undersigned, thereunto duly authorized.

Date:   July 14, 1995

PHOTOCOMM, INC.

By: /s/ Robert R. Kauffman       By: /s/ Thomas C. Lavoy
   ------------------------         -----------------------------
   Robert R. Kauffman               Thomas C. LaVoy
   Chief Executive Officer          Chief Financial Officer
                                    (Duly Authorized Officer and
                                    Principal Financial Officer)