Form 10KSB
period 1995-08-31
PHOTOCOMM INC
filed 1995-11-28
CIK 746255

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                  FORM 10-KSB

[X]                   ANNUAL REPORT UNDER SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934
                   For the fiscal year ended August 31, 1995
                                       OR
[ ]                 TRANSITION REPORT UNDER SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                          Commission File No. 0-12807

                                PHOTOCOMM, INC.
         Incorporated in the State of Arizona        IRS No. 86-0411983
          7681 East Gray Road, Scottsdale, Arizona 85260 (602)948-8003

      Securities Registered under Section 12(b) of the Exchange Act: None

         Securities Registered under Section 12(g) of the Exchange Act:
                         Common Stock, $0.10 par value

Check whether the issuer (1)filed all reports required to be filed by
Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2)has been subject to such filing requirements for the past 90 days.
Yes (X)   No ( )

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of the registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form
10-KSB or any amendment to this Form 10-KSB.    (X)

Revenues for the fiscal year ended August 31, 1995 were $20,540,840.

Based upon the average of the bid and asked prices as of November 3, 1995, the aggregate market value of common stock held by non-affiliates of the registrant was approximately $12,709,224.

Check whether the issuer has filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Exchange Act after the distribution
of securities under a plan confirmed by a court.       Yes (X)   No ( )

Common stock outstanding at November 3, 1995: 13,401,859 shares

Documents incorporated by reference:

1. Certain portions of the Registrant's Information Statement, to be filed pursuant to Regulation 14C of the Securities Exchange Act of 1934, as amended, in connection with the Annual Meeting of the Stockholders of the Registrant to be held on January 19, 1996, are incorporated by reference into Part III of this report.
                                             Exhibit Index at Page 18
                                             26 Total Pages

                               TABLE OF CONTENTS




PART I                                                      Page

Item 1.   Description of Business                             3
Item 2.   Description of Property                            10
Item 3.   Legal Proceedings                                  11
Item 4.   Submission of Matters to a Vote of                 11
          Security Holders


PART II

Item 5.   Market for Common Equity and Related               11
          Stockholder Matters
Item 6.   Management's Discussion and Analysis or            12
          Plan of Operation
Item 7.   Financial Statements                               16
Item 8. Changes In and Disagreements with Accountants 17 on Accounting and Financial Disclosure

PART III

Item 9.   Directors, Executive Officers, Promoters and       17
          Control Persons, Compliance with Section 16(a)
          of the Exchange Act
Item 10.  Executive Compensation                             17
Item 11.  Security Ownership of Certain Beneficial           17
          Owners and Management
Item 12.  Certain Relationships and Related Transactions     17
Item 13.  Exhibits and Reports on Form 8-K                   18

                                     PART I

Item 1.   Description of Business

Company Background

Photocomm, Inc., directly and through its wholly-owned subsidiaries (collectively, the "Company"), is engaged primarily in the development, manufacturing and marketing of photovoltaic (solar electric) power systems and related products. Photocomm was incorporated in 1981 under the laws of the State of Arizona, as a wholly-owned subsidiary of Programmed Land, Inc. ("PLI"), a Scottsdale, Arizona based real estate company.

In 1990, the Company entered into a financial agreement with Westinghouse Electric Corporation ("Westinghouse") pursuant to which Westinghouse invested in equity and debt securities of the Company and obtained options to purchase additional equity securities. From 1990 through 1994 Westinghouse provided the Company with $3.625 million in financial and operational support. In November 1993, the Company entered into a financial agreement with The New World Power Corporation ("NWP") pursuant to which NWP obtained a significant equity interest in the Company and obtained options to purchase additional equity securities from the Company and certain other stockholders of the Company. On August 30, 1994, the Company, Westinghouse and NWP entered into an Exchange Agreement pursuant to which NWP acquired all of Westinghouse's equity and debt interest in the Company, as well as additional accounts payable and accrued liabilities from the Company to Westinghouse. NWP exchanged all of the debt securities, convertible securities and accounts payable and accrued liabilities for shares of the Company's Common Stock. In exchange for its interest in the Company, Westinghouse received a minority interest in NWP.

As of November 3, 1995, NWP held approximately 49.3% of the issued and outstanding shares of Common Stock of the Company. In addition, NWP has the right to acquire an additional 4,100,000 shares upon exercise of options and an additional 1,000,000 shares pursuant to a right of first refusal. See "Certain Relationships and Related Transactions." NWP produces and sells electric power generated from renewable resources, including wind, sunlight and water, and also develops, manufactures and sells renewable power generation systems.

On October 3, 1995, the Company acquired all of the assets and assumed the related liabilities of Sunelco, Inc. ("Sunelco"), a catalog distributor of solar electric products located in Hamilton, Montana (the "Acquisition"). The aggregate consideration paid by Photocomm in connection with the Acquisition was approximately $850,000. The Company issued 225,000 shares of Photocomm's Common Stock, $0.10 par value, valued at $400,000 and assumed liabilities of Sunelco of approximately $450,000. The assets purchased principally consisted of certain inventories and other assets valued by the parties at approximately $450,000; and goodwill and intangible assets valued by the parties at $400,000.

Management of the Company believes that consolidation in the solar electric industry may continue to present opportunities for expansion through selective acquisitions.

Solar Electric Industry - Background

Solar electric (technically, "photovoltaic") power generation is an emerging, high technology industry based upon the recent commercial application of advanced semiconductor devices which convert sunlight directly to electricity.

The first applications of solar electric technology were in space satellite power systems in the 1950's. These early solar electric systems utilized in the U.S. space program were extremely expensive, but their reliability and no fuel requirement proved ideal for this remote application. As a potential earth-based alternative energy source, solar electric systems offered the additional benefits of silent, pollution-free power generation, requiring no power lines, and virtually no maintenance. Although prohibitively expensive at the time for commercial use, the potential of solar electric technology as an "ideal" energy alternative generated world-wide interest and increasing levels of research and development investments, particularly in the U.S. and Japan. In the early 1970's, the dramatic increases in oil prices and the accelerated search for energy alternatives spurred investment in solar electric technologies, particularly by the large oil companies. By the early 1980's, dramatic cost reductions and greatly improved system performance set the stage for the commencement of the market development phase of this emerging technology in a wide range of commercial applications.


Technology

The fundamental element of a solar electric system is the semiconductor device, or "cell" which generates a variable electric current which is directly proportionate to the quantity of sunlight energy absorbed. Solar cells are electrically interconnected to form a "module" unit in which the cell groupings are formatted to achieve desired module electrical power specifications, such as voltage and current. The solar module is the power generating component of a complete solar electric system. Additional components of these systems are collectively termed "balance of system" items, and typically comprise such products as electronic controllers, batteries for energy storage, electrical fuses, switches and wiring, and the actual device or "load" to be powered such as lights, motors and other electrical devices.

Since the initial use of expensive solar electric power systems in the space program, the major obstacle to broader commercial application has been the high cost of the solar cells or modules. During the past ten years it is estimated that over one billion dollars has been invested worldwide by governments and corporations in various research and development efforts targeted to achieve cost reductions in the manufacturing of solar electric modules. These continuing efforts have resulted in current module prices that are less than one-third the pricing level of ten years ago.

Industry Structure

As a result of the extensive manufacturing capital requirements and research expenditures, solar electric module production has been dominated by large, multi-national oil and electronics companies in the United States, Japan and Europe. Three companies are the acknowledged world leaders in module manufacturing technology and market share: Siemens Solar Industries, a division of Siemens A.G. (manufacturing facility in California); Solarex Corporation, a subsidiary of Amoco (headquartered in Rockville, Maryland); and Kyocera in Japan. Other major international module manufacturers are BP Solar (British Petroleum, U.K.), AEG Telefunken (West Germany), Sharp and Sanyo (Japan).

The major module manufacturers primarily market their product lines through a network of distributors/dealers who resell modules, with complementary components, to the end-user. The larger distributors in this marketing channel are called "systems integrators" and provide design, engineering and technical service to their customers.


Markets and Products

The market for solar electric systems is primarily in "remote" area applications, generally defined as those electric power applications where access to utility power is not available, relatively expensive or inconvenient. Examples of solar electric market applications in which the Company participates include:

- Telecommunication power
- Rural homes and residences
- Recreational vehicles and boats
- Water pumping
- Traffic signaling
- Pipeline cathodic protection
- Lighting
- Solar irrigation power
- Cellular payphone and call boxes

New solar electric applications are proliferating as system costs decline, performance improves and potential customer awareness is increased. Other applications are the Company's commercial introduction of landscape irrigation controller power systems, and cellular payphone and call box systems.

The Company's products are complete solar electric power systems, system components and certain accessory products. Complete systems consist of one or more photovoltaic modules, a controller to monitor, regulate and control the output and, in most systems, batteries to store the energy generated by the photovoltaic modules. Occasionally, backup generators and/or inverters that convert DC electric power to AC power are included as integral components of a system. The Company markets standard prepackaged systems for a wide range of applications. Each system contains the basic components as well as related wiring and connections, mounting devices, and other installation components as appropriate. The Company also markets custom-designed power systems for certain commercial and industrial applications such as advertising billboard lighting, landscape irrigation, tele-communication sites and pipeline cathodic protection.

The Company also distributes system components including photovoltaic modules, inverters, controllers, batteries, battery chargers, switches, metering devices, mounting hardware and other systems accessories.

Related equipment marketed by the Company includes water pumps, light fixtures and propane refrigerators, most of which are either integral to or used in conjunction with solar electric power systems.

The Company also manufactures a line of proprietary "nonbreakable" (non-glass construction) photovoltaic modules tradenamed DuravoltTM. Duravolt modules are specified in applications requiring maximum durability and rugged construction such as:

- Military applications (ManPac systems)
- Marine applications
- Traffic safety signal devices
- Landscape irrigation applications
- Park rest areas
- Solar cars
- Cellular payphone and call box systems


Suppliers

The photovoltaic module is the most critical element comprising a solar electric power system.

The Company has a photovoltaic module distribution arrangement with Kyocera America, Inc. ("Kyocera"). The Company represents Kyocera solar electric modules in the United States, Canada, Latin America and South America. Kyocera, the world's second largest manufacturer of solar electric modules, offers the Company competitive supply terms and the opportunity to develop and establish a North American program for its existing dealer organization. The arrangement is informal, but intended to be renewed annually by mutual agreement.

The Company's requirements for other solar electric systems components and related equipment are purchased from numerous vendors, and the Company believes that such components and equipment are generally available from other sources at competitive prices. Certain key systems components, such as Duravolt modules and electronic controllers, are manufactured by the Company and are considered by the Company to be proprietary.


Company Marketing Organization

The Company markets its products to a broad range of consumer, commercial, industrial and government customers. Approximately 25% of the Company's sales are through a network of over 350 dealers who purchase products from the Company for resale to their own customer accounts. The remainder of Company sales are direct to end-user customers, primarily industrial companies and government agencies. In recent years, the Company has focused additional marketing efforts on the wireless communication industry. This industry represented 65% and 60% of the Company's sales in fiscal 1995 and fiscal 1994, respectively. During its fiscal year ended August 31, 1995, the Company's customer base totaled over one thousand accounts. The U.S. Navy represented approximately 15% of total sales. No other single customer accounted for more than 10% of the Company's annual sales. During its fiscal year ended August 31, 1994, no single customer accounted for more than 10% of sales.

Historically, the Company's primary geographical marketing emphasis has been in the Western and Southwestern United States, accounting for approximately 70% of Company sales. The remainder of sales are widely dispersed, with international customers accounting for approximately 12% in fiscal 1995 and 15% in fiscal 1994.

Approximately 25% in fiscal 1995 and 35% in fiscal 1994 of Company sales revenues are derived from consumer and residential-related markets with historically strongest demand in the spring and summer seasons, corresponding to the Company's third and fourth fiscal year quarters.

The Company's regional sales centers are strategically located to provide service and support in primary market areas. Including the Company headquarters located in Scottsdale, Arizona, there are currently seven regional sales offices located in:

     Industrial Division                Distribution Division
     - San Diego, California            - Scottsdale, Arizona
     - Denver, Colorado                 - Tucson, Arizona
     - Houston, Texas                   - Hamilton, Montana
                                        - Matlacha, Florida

Competition

The Company's competition in its major markets consists primarily of numerous small distributors and dealers. Due to the broad range of market applications, and a widely-dispersed geographical customer base, industry competition is highly fragmented. In certain situations, such as large projects, the Company's competitors may include the major module manufacturers, such as Siemens and Solarex, participating directly against the Company.

The domestic market for solar electric products, accounting for the majority of the Company's sales, may be categorized by project size into two primary competitive segments. Large projects, valued on an installed cost basis at greater than $200,000 each, account for about 10-15% of the domestic market and include government-funded utility company demonstration projects. Small projects and applications represent the majority of industry sales with an average end-user system purchase price in the range of $2,500-$50,000.

Although there are no known published industry surveys relative to market size or actual solar electric system end-user purchases, the Company estimates the total domestic market to be in the range of $35-50 million in 1995. The "large project" market is approximately $5-10 million with the remainder of sales in the "small project" category. The domestic "large project" market is dominated by the major U.S. based solar electric module manufacturers, principally Siemens Solar Industries located in Camarillo, California and the Solarex Corporation in Rockville, Maryland, both of which have substantially greater resources than the Company. Module pricing is the primary competitive factor in the "large project" market and the Company is at a disadvantage relative to the major module manufacturers. The Company's sales into the major project market are negligible.

The "small project" market accounts for the majority of domestic sales and is estimated to be on the order of $35-40 million in 1995. The domestic "small project" market accounted for approximately $13 million or about 65% of the Company's total sales in fiscal 1995. The Company's principal competition in the domestic small project market consists of numerous regional distributors who purchase solar electric modules from the major manufacturers, including Siemens Solar and Solarex, and resell modules and other system components to dealers and/or end-users. The major competitive factors in the small project market are service, technical capability and delivery.

In the international market, representing approximately 12% of the Company's sales for the fiscal year ended August 31, 1995, the Company sells directly to dealers and end-users. The Company's international competition consists principally of the major international module manufacturers, including U.S.- based Siemens Solar and Solarex, and Japan-based Kyocera. Module pricing is an important competitive factor internationally, and the Company is at a disadvantage to the major module manufacturers. The Company competes internationally on the basis of service and technical capabilities.


Government Contracts

The Company completed its first U.S. Army Solar Panel Manufacturing Contract in December 1991, with sales totaling approximately $477,000 and $741,000 for fiscal years 1992 and 1991, respectively. The Company was awarded a second subcontract with the U.S. Army in June 1993. The $2,283,000 subcontract award was for first article development (completed in fiscal
1994), and a one year production contract which started in the first quarter of fiscal 1995 which was completed in the fourth quarter of fiscal 1995.
The general contractor has options to purchase up to $4,000,000 in additional procurements through October 1997.

The Company was also awarded a $3.6 million general contract with the U.S. Navy on September 16, 1994. The contract provided for the construction of a 290 Kw solar electric diesel power generation system, which was completed in November 1995.

Both government contracts awarded have standard termination for the convenience of the government clauses. The Company does not believe these clauses will be utilized due to the significant development effort to manufacture the systems, however, in the event the government did exercise the termination clauses, the Company would be reimbursed for all costs incurred through the termination date, including all material, overhead, and general and administrative costs allocable to the government contracts.

Backlogs

The Company's products are generally shipped within one to three weeks after receipt of an order. Because of the short delivery cycle on a large percentage of these orders, the Company has not considered backlog for these products to be meaningful.

In fiscal 1994 the Company received purchase contracts for products to be produced and shipped throughout fiscal 1995. The Company backlog as of October 31, 1995 was approximately $2,700,000 (which includes no Government orders). The comparable backorder levels in the previous year was approximately $1,800,000 with an additional $5,600,000 in government contracts backlog as discussed above as of October 31, 1995. All of the current backlog is expected to be shipped in fiscal 1996.

Subsidiary Operations

In 1988, Balance of Systems Specialists, Inc. ("BOSS") was acquired by Photocomm and continues to operate as a wholly-owned subsidiary of the Company. BOSS manufactures certain of the components sold by the Company, and also designs, engineers and manufactures the Company's proprietary systems such as Solar Irrigation Power Systems (SIPsTM), and custom solar modules tradenamed DuravoltTM. On April 24, 1990, BOSS acquired the assets of Solar Wind Energy, Inc., a custom manufacturer of solar electric modules. The acquired assets are employed in a custom module manufacturing division of BOSS producing specialty modules for internal systems integration programs and certain industrial customers.

On September 27, 1988, Photocomm acquired Sunland Industries, Inc. ("Sunland") through a reverse merger. Sunland was renamed Photocomm Credit Corporation ("PCC") in 1994, and is a wholly-owned subsidiary of the Company.

On June 22, 1990, the Company acquired all of the outstanding common stock of Solar SignAge, Inc., a Texas corporation that has been renamed Photocomm of Texas, Inc. Photocomm of Texas, Inc. manufactures a complete line of solar electric generators trademarked SunPakTM. SunPak generators are used in a wide range of industrial power applications such as offshore oil platforms, remote pipeline monitoring and telecommunications. Photocomm of Texas, Inc. operates as a wholly-owned subsidiary of the Company.

On October 3, 1995, the Company acquired all the assets of Sunelco, a Montana based corporation. Sunelco is one of the leading catalog/mail order marketers of solar electric power system to residential customers in the United States. Sunelco has become a division of Photocomm and is conducting business as usual at its regional sales office in Hamilton, Montana.

Employees

On November 3, 1995, the Company employed a total of 99 persons, 5 of whom are management and marketing personnel, 22 of whom are engaged principally in sales, 38 of whom provide administrative, engineering and secretarial services, and 34 of whom are manufacturing personnel. No employee is subject to a collective bargaining agreement. The Company believes it has favorable relations with its employees.

Patents, Copyrights, Trade Secrets and Trademarks

The Company has certain copyright and trademark rights relating to its products, and claims rights to various trade secrets and proprietary rights. However, the Company does not believe that these rights would necessarily preclude others from developing substantially similar products. The Company markets its products under a variety of registered and unregistered trademarks, none of which it regards as being material to its overall success.

In 1990, the Company acquired two patents. The first patent, U.S. Patent No. 4,319,310, was acquired for solar billboard signs. The Company has been marketing solar electric signs since 1987. In conjunction with the acquisition of Photocomm of Texas, Inc., the Company also acquired rights to patents for solar electric illuminated architectural signs.

The Company was awarded U.S. Patent No. 4,980,574 on December 25, 1990 for its Solar Irrigation Power Systems. The various patents expire from 1997 to 2007.

Item 2.   Description of Property

The Company owns and operates its 20,000 square foot facility in Scottsdale, Arizona housing both its principal executive offices, and manufacturing and distribution facility. The Company leases space for regional sales offices and warehousing. The following table describes the Company's principal leased facilities, including square footage and lease termination dates:

                              Lease                    Approximate
                              Expiration               floor area in
Location                      Date                     square feet

Scottsdale, AZ                November, 1998              6,500
Tucson, AZ                    December, 1996              1,500
San Diego, CA                 Month to month                325
Denver, CO                    October, 1996               2,642
Houston, TX                   August, 1996                5,000
Hamilton, MT                  September, 1998             2,500

In October 1995, the Company leased 6,500 square feet of office/warehouse space in a building adjacent to the corporate headquarters. The Company has a lease option for an additional 2,150 square feet in the same building through May of 1996. On October 18, 1995, a partnership including the Company's CEO, Robert Kauffman, and CFO, Thomas LaVoy, opened escrow for the purchase of this adjacent 20,000 square foot office/warehouse building. The present lease has been negotiated at fair market value rates with the present owner of the facility. If Messrs. Kauffman and LaVoy purchase the building, the present lease will be continued and, if the Company needs facilities, it is anticipated that additional space may be leased on those premises.

The Company believes that future space requirements can be met with the present space as well as available leasable property in each of its geographical areas to provide for sufficient facilities to conduct its operations and expand its business in fiscal 1996.

Item 3.   Legal Proceedings

The Company is not a party to any material threatened or pending litigation.



Item 4.   Submission of Matters to a Vote of Security Holders

No matter was submitted to a vote of the shareholders during the fiscal fourth quarter ended August 31, 1995, through the solicitation of proxies or otherwise.


                                    PART II


Item 5.   Market for Common Equity and Related Stockholder Matters

The Company's common stock trades on the NASDAQ over-the-counter market system under the symbol PCOM. The following information sets forth the high and low bid quotations in dollars per share for the Company's common stock as reported by NASDAQ during the last two fiscal years.


Fiscal Year ended August 31, 1994              Low           High
First Quarter (through November 30, 1993)    $1.25          $1.88
Second Quarter (through February 28, 1994)    1.50           2.38
Third Quarter (through May 31, 1994)          1.63           2.50
Fourth Quarter (through August 31, 1994)      1.63           1.94


Fiscal Year ended August 31, 1995              Low           High
First Quarter (through November 30, 1994)    $2.04          $2.22
Second Quarter (through February 28, 1995)    1.89           2.06
Third Quarter (through May 31, 1995)          1.87           2.08
Fourth Quarter (through August 31, 1995)      2.04           3.06


The number of stockholders of record for the common stock of the Company at the close of business on November 3, 1995 was 625. The Company estimates that there are 2,840 beneficial owners of the Company's common stock.

The Company has never paid cash dividends on the common stock, and it intends for the foreseeable future to retain any earnings to support the growth of its business.

Item 6.   Management's Discussion and Analysis or Plan of Operation

Introduction

Results of operations improved significantly in fiscal 1995. The increasing demand for manufactured products and value-added systems for industrial and government applications has been a major factor in the improved financial results. The Company's strategy continues to be to capitalize on its custom manufacturing capability to provide unique industrial products and systems, while continuing to strengthen its off-grid, wholesale business.

The Company continues to develop proprietary solar electric modules for specialty applications. The Company completed its second production contract for a notebook-sized solar electric panel for the U.S. Army Special Forces, used as the major power source for field operations. The Company has also developed a number of custom solar electric modules used in the oil and gas, and geophysical industries for monitoring and telemetry applications.

Industrial systems, primarily in the telecommunications industry, continue to be a major marketing focus for the Company. The wireless communications industry, which represents approximately 65% of the Company's revenues, utilizes solar electric power systems in cellular phone systems, Cell Extender sites, radio repeater sites, and remote data telemetry. Solar electric systems revenue growth for communication systems and other new applications are increasing as system costs decline, performance improves and customer awareness rises. The Company will continue to provide value-added engineering, manufacturing, construction and system integration to this important market.

In November 1995, the Company completed installation of the largest solar electric stand-alone power system for the U.S. Navy. The solar electric "hybrid" system utilizes a back-up generator in the design. The power system is comprised of a 350kW solar array; a 3500 kWH battery bank; a 350 kW back-up generator; and a power processing system which converts DC power to AC power, to provide the military with a conventional power source in a remote area. The Company gained significant experience in designing and producing hybrid systems in 1995 as a result of the U.S. Navy contract and other projects. The Company will continue to develop new applications and markets for hybrid systems.

In October 1995, the Company completed the acquisition of Sunelco, a leading marketer of wireless, solar electric power systems to off-grid residential customers in the United States. With this acquisition, the Company continues to increase and strengthen its solar electric distribution market share in the U.S.

Results of Operations for the Fiscal Years Ended August 31, 1995 and 1994

In fiscal 1995, the Company achieved a 44% increase in sales revenue over the prior year. Company sales revenue totaled $20,540,840 in fiscal year ending August 31, 1995, compared to sales of $14,271,787 in the fiscal year ending August 31, 1994. The sales revenue gains are primarily attributed to $3,200,000 in revenues from the U.S. Navy project, a $1,100,000 increase in the distribution and international divisions, and approximately $200,000 in sales of industrial products and systems in 1995 versus 1994. The increase in each of the Company's sales divisions is attributed to introduction of improved products and systems, as well as continued marketing successes, with little or no effect related to price changes.

In fiscal 1995, the Company experienced a sales mix similar to fiscal 1994. The Company derived approximately 65% of its sales revenue from industrial, commercial and government customers, with 35% from distribution markets which primarily service consumer based dealers and retail customers.

The Company's gross profits increased 42% to $5,001,026 for fiscal 1995 compared to $3,532,402 in the prior year. Gross margins were 24.3% in 1995 and 24.7% in 1994. The overall increase was due to increased revenue volume in 1995. The slight decrease in 1995 gross margins is attributed to lower margins associated with the Company's large U.S. Navy contract. When the effect of this government contract is factored out of 1995, the Company experienced a 2% increase in gross profit margin in 1995. The Company expects continued improvement in gross margins in 1996 due to anticipated increased sales of higher gross profit proprietary products and systems.

Selling, general and administrative expenses increased 23.5% in fiscal 1995 versus fiscal 1994. Selling, general and administrative expenses were $4,077,936 for fiscal 1995 and $3,300,482 for fiscal 1994. The increase in expenses for 1995 is attributed to additional market development efforts in 1995 in an effort to expand revenue growth.

The Company's non-operating income and expense consist mainly of interest expense and consulting income. Interest expense was reduced to $96,502 for fiscal 1995 compared to $128,896 for the prior fiscal year. The decrease in interest expense was a result of significant debt reduction in fiscal 1994. Total debt reduction in 1994 was approximately $2,300,000, which occurred throughout 1994. Other income decreased to $77,386 for fiscal 1995 compared to $112,917 for fiscal 1994.

The Company achieved net income of $903,974 or $.06 per common share in fiscal 1995 compared to $215,941 or $.00 per common share in the prior fiscal year. The 319% increase in net income is attributed to higher sales and gross profits, and a decrease in interest expense, which improvements were partially offset by increases in SG&A expenses from the prior year.

Results of Operations for the Fiscal Years Ended August 31, 1994 and 1993

In fiscal 1994, the Company achieved a 24% increase in sales revenue over the prior fiscal year. Company sales revenue totaled $14,271,787 in the fiscal year ending August 31, 1994 compared to sales of $11,539,638 in the fiscal year ending August 31, 1993. The sales revenue gains are attributed to increases of $2,100,000 in the industrial division and $1,000,000 in the distribution and international divisions, with an offsetting reduction in government contracts of approximately $400,000 in 1994 versus 1993. The increases in each of the Company's sales divisions are attributed to improved economic conditions as well as continued Company marketing successes, with little or no effect related to price changes.

In fiscal 1994, the Company experienced a sales mix similar to fiscal 1993. The Company derived approximately 65% of its sales revenue from industrial and commercial customers, and 35% from distribution markets, which primarily service consumer based dealers and retail customers.

The Company's gross profits increased 23% to $3,532,402 for the fiscal year 1994 compared to $2,866,602 in the prior year. Gross profit margins were 25% in both fiscal years 1994 and 1993. The gross profit increase was due to higher revenue volume in 1994 while maintaining the same gross profit margins as 1993. In 1993, the Company had a 2% increase in gross profit margin from the prior year due to a highly profitable engineering/marketing contract, which was completed in the second quarter of fiscal 1993. When the effect of this contract is factored out of 1993, the Company experienced a 2% increase in gross profit in 1994.

Selling, general and administrative expenses remained stable in fiscal 1994 versus fiscal 1993. Selling, general and administrative expenses were $3,300,482 for fiscal 1994 and $3,253,411 for fiscal 1993.

The Company's non-operating income and expenses consist mainly of interest expense and consulting income. Interest expense was reduced to $128,896 for fiscal 1994 compared to $228,914 for the prior fiscal year. The decrease in interest expense was a result of the significant reduction of debt in fiscal 1994. On November 9, 1993, as part of the NWP Stock Purchase Agreement, the Company reduced approximately $1,800,000 in long- and short-term debt. On August 30, 1994, as part of the NWP Exchange Agreement, an additional $500,000 in long- and short-term debt was eliminated. The total debt reduction for the year was approximately $2,300,000. Other income decreased to $112,917 for fiscal 1994 compared to $123,030 for fiscal 1993.

The Company achieved net income of $215,941 or $.00 per common share in fiscal 1994 compared to a net loss of $492,693, or $.08 per common share, in the prior fiscal year. The significant turnaround in 1994 was attributed to revenue increases of approximately 24% with corresponding gross profit increases of 23% from 1993, and to significant interest expense reductions in 1994 versus 1993.

Liquidity and Capital Resources

The Company's working capital position continues to improve. Working capital increased to $4,745,020 at August 31, 1995 from $3,253,042 in 1994, and
$1,360,148 in 1993. The Company's ratio of current assets to current liabilities has remained relatively stable at 3.80 in 1995 and 3.10 in 1994. The significant improvement is a result of the equity investment, and debt and equity restructure of NWP and Westinghouse in 1994 of approximately $2,000,000 and additional equity contributions of $623,000 in 1995 from Company stock option exercises. The equity investments have been utilized to reduce accounts payable and bank lines in fiscal 1994 and 1995. Long-term debt to equity ratios have also improved to .11 in 1995 from .17 in 1994 and .96 in 1993.

Net cash used in operating activities in fiscal 1995, 1994 and 1993 were $426,444, $815,736 and $126,339, respectively. The major uses of operating cash in 1995 were for accounts receivable and inventory of $1,492,987 which were primarily funded by net income of $903,974 and non-cash expenses of $309,326. The 1994 operating cash uses were primarily to pay off accounts payables of $1,152,913 with offsetting contributions from income of $215,941 and non-cash expenses of $257,617. The 1993 operating cash uses were a result of $492,693 in net losses which were offset by accounts receivable and inventory reductions of $223,987 and non-cash expenses of $214,621.

The Company's cash position has remained stable in 1995 and 1994, and has improved significantly from 1993. Cash levels at the end of the year increased to $520,269 from $458,224 in 1994 and $112,987 in 1993. The
Company anticipates cash levels to remain stable in fiscal 1996, with cash flow from operating activities and bank lines.

Cash used for additions to property, plant and equipment and other assets was $152,302 in 1995 versus $329,279 in 1994 and $101,518 in 1993. The cash used in 1995 and 1993 was for scheduled purchases of manufacturing equipment and personal property in the normal course of the business. The 1994 additions were comprised of $110,000 of office equipment, and approximately $240,000 of manufacturing equipment. The manufacturing equipment purchases were related to plant expansion requirements to fulfill expanded industrial and government product orders.

The Company expects 1996 capital expenditures to increase slightly to expand distribution operations and manufacturing plant improvements. The Company does not have any material equipment or other material commitments planned for fiscal 1996.

Cash provided by financing activities was $624,008 in fiscal 1995, $1,508,798 in fiscal 1994 and $213,064 in 1993. In 1995, the financing was provided primarily by issuance of common stock associated with the Company Stock Option Plan. In addition to the stock option exercises, the Company also obtained $212,503 from bank line financing. In 1994, $2,012,181 was provided as a result of the NWP Stock Purchase Agreement, with offsetting repayments of long-term debt of $396,709. In 1993, $375,831 was provided as the result of the issuance of preferred stock with offsetting debt reductions of $156,255.

On March 15, 1995, the Company secured a $1,000,000 credit line with First Interstate Bank of Arizona. The credit line is a revolving line with a maturity on February 28, 1996. It has certain operating covenants, and is secured by the Company's inventory and accounts receivable. Interest on the line is calculated at prime plus three quarters of a point per annum, with interest-only payments payable monthly. As of August 31, 1995, the Company had utilized $200,000 of the $1,000,000 line.

Although no assurances are possible, the Company believes its future operating cash flows, access to its bank line of credit, and ability to access additional equity such as the exercise of present outstanding New World Power and employee stock options, will provide adequate funding for current obligations, projected operations and planned expansion for the next twelve months and the foreseeable future.



Item 7.   Financial Statements
                        PHOTOCOMM, INC. AND SUBSIDIARIES

                         INDEX TO FINANCIAL STATEMENTS



                                                            Page

Independent Auditors' Report                                F-1

Financial Statements:

     Consolidated Balance Sheets, August 31, 1995 and 1994  F-2

     Consolidated Statements of Operations, years ended     F-3
       August 31, 1995, 1994 and 1993

     Consolidated Statements of Stockholders' Equity,       F-4/5
       years ended August 31, 1995, 1994 and 1993

     Consolidated Statements of Cash Flows, years           F-6
       ended August 31, 1995, 1994 and 1993

     Notes to Consolidated Financial Statements             F-7






Schedules not listed above have been omitted because they are either not applicable, not material or the required information is included in the Financial Statements or related notes.

                         Independent Auditors' Report




The Board of Directors and Stockholders
Photocomm, Inc.:

We have audited the accompanying consolidated balance sheets of Photocomm, Inc. and subsidiaries as of August 31, 1995 and 1994, and the related consolidated statements of operations, stockholders' equity, and cash flows for each of the years in the three-year period ended August 31, 1995. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Photocomm, Inc. and subsidiaries as of August 31, 1995 and 1994, and the results of their operations and their cash flows for each of the years in the three-year period ended August 31, 1995 in conformity with generally accepted accounting principles.


                           KPMG Peat Marwick LLP

Phoenix, Arizona
October 13, 1995

                         PHOTOCOMM, INC. AND SUBSIDIARIES
                          CONSOLIDATED BALANCE SHEETS
                            AUGUST 31, 1995 AND 1994

Assets                                           1995          1994
Current Assets:
  Cash and cash equivalents                  $  520,269    $  458,224
  Accounts receivable (note 2)                2,352,548     1,482,276
  Inventories (note 3)                        3,327,625     2,654,910
  Other current assets                          252,462       181,994
     Total Current Assets                     6,452,904     4,777,404
Property and equipment at cost less
  accumulated depreciation and amortization
  (notes 4 and 5)                             2,063,957     2,209,711
Other assets                                    308,325       339,408
     Total Assets                            $8,825,186     7,326,523
                                             ==========    ==========
Liabilities and Stockholders' Equity
Current Liabilities:
  Current installments of long-term debt     $  135,949    $  123,108
    (note 5)
  Line of credit (note 10)                      200,000          -
  Accounts payable                            1,129,156     1,196,143
  Other accrued expenses                        242,778       205,111
     Total Current Liabilities                1,707,883     1,524,362
  Long-term debt, less current installments
    (note 5)                                    720,163       844,019
     Total Liabilities                        2,428,046     2,368,381

Commitments, contingencies and subsequent
  event (notes 5, 8, 9 and 16)
Stockholders' Equity (notes 7 and 8):
  Preferred stock:$.001 par value, 5,000,000
     shares authorized;
  Series A 12% convertible preferred stock,
     125,000 shares authorized;109,972
     shares issued and outstanding,
     (liquidation preference $549,860)              110           110
  Series AA 11% convertible preferred stock,
     200,000 shares authorized; 69,365 and
     92,965 shares issued and outstanding,
     respectively (liquidation preference
     $416,190)                                       69            93
  Common stock; $.10 par value, 25,000,000
     shares authorized; 13,014,159 and
     12,240,759 shares issued and outstanding,
     respectively                             1,301,416     1,224,076
  Additional paid-in capital                 10,369,422     9,910,906
  Accumulated deficit                        (5,273,069)   (6,177,043)
  Less:  Cost of 400 treasury shares               (808)         -
     Total Stockholders' Equity               6,397,140     4,958,142
     Total Liabilities and Stockholders'
       Equity                                $8,825,186    $7,326,523
                                              =========     =========

See accompanying notes to consolidated financial statements.

                        PHOTOCOMM, INC. AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF OPERATIONS
                   YEARS ENDED AUGUST 31, 1995, 1994 AND 1993




                                   1995           1994           1993

Sales, net                     $20,540,840    $14,271,787    $11,539,638
Cost of sales                   15,539,814     10,739,385      8,673,036

     Gross profit                5,001,026      3,532,402      2,866,602

Selling, general and
  administrative expenses        4,077,936      3,300,482      3,253,411

     Income (loss) from
      operations                   923,090        231,920       (386,809)

Other income (expenses):
  Interest expense                 (96,502)      (128,896)      (228,914)
  Other, net                        77,386        112,917        123,030

     Net income (loss)         $   903,974    $   215,941    $  (492,693)
                                ==========     ==========    ===========

Preferred stock dividends
 declared                      $   123,291    $   166,149    $   189,922
                                ==========     ==========    ===========

Net income (loss) applicable
 to common stockholders        $   780,683    $    49,792    $  (682,615)
                                ==========     ==========    ===========

Net income (loss) per common
 share-assuming full dilution  $       .06    $       .00    $      (.08)
                                      ====           ====           ====

Weighted average number of
  common shares outstanding     14,004,004     11,263,695      9,010,037
                                ==========     ==========      =========


See accompanying notes to consolidated financial statements.

                                     PHOTOCOMM, INC. AND SUBSIDIARIES
                              CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
                                 YEARS ENDED AUGUST 31, 1995, 1994, AND 1993

                     Convertible Preferred Stock
                 --------------------------------------------------------
                    Series A    Series B        Series AA      Common   Stock       Additional
                  ------------ -----------     -------------   -----------------     Paid-In     Accumulated Treasury
                  Shares   Amt Shares  Amt     Shares  Amt     Shares      Amount    Capital       Deficit    Shares    Total
                  -------  --- ------  ----    ------  ----    ------      ------  ----------- ------------  --------  ---------
Balance,
September 1, 1992 94,864   $95 197,443 $197       ---     --- 9,010,037   $901,004   $6,794,581  ($5,900,291)     ---   $1,795,586
Issuance of Series
 AA Convertible
 Preferred Stock,
 net of issuance
 costs of $55,959
 (note 8)                                      72,965     $73                          $375,758                           $375,831
Preferred stock
 dividends declared
 ($0.60 per share)                                                                    ($183,410)                         ($183,410)
Preferred stock
 dividends issued
($0.60 per share) 11,903   $12  24,779  $25                                            $183,373                           $183,410
Cash dividends on
 Series AA preferred
 stock ($0.12 per share)                                                                ($6,512)                           ($6,512)
Net loss                                                                                           ($492,693)            ($492,693)
Balance,         ------ ------ ------- ----    ------  ------ ---------   --------   ----------  ------------    ------ ----------
August 31, 1993  106,767    $1 222,222 $222    72,965     $73  9,010,037   $901,004  $7,163,790  ($6,392,984)       --- $1,672,212

Common stock issued
 to private investor,
 net of issuance costs
 of $33,741 (note 8)                                           1,600,000   $160,000  $1,806,259                         $1,966,259
Conversion of
 debenture into
 common stock (note 8)                                           333,333    $33,333    $466,667                           $500,000
Conversion of preferred
 stock into
 common stock (note 8)      (222,222) ($222)                     888,888    $88,889    ($88,667)                               ---
Conversion of preferred
 stock and debenture
 into common stock
 (note 8)                     (8,690)   ($9)                     201,427    $20,143    $229,866                           $250,000
Conversion of accounts
 payable and accrued
 liabilities into common stock,
 net of issuance costs
 of $2258 (note 8)                                               158,799    $15,880    $288,344                           $304,224
Preferred stock issued
 for asset acquisition,
 net of $907 costs                             20,000     $20                          $107,073                           $107,093
Common stock issued upon
 exercise of stock options                                        48,275     $4,827     $44,260                            $49,087

Preferred stock dividends declared
 Series A ($0.15/share);
 Series B ($0.20/share)                                                                ($59,475)                          ($59,475)
Preferred stock dividends issued
 Series A ($0.15/share);
 Series B ($0.20/share)    3,205    $3  8,690     $9                                    $59,463                            $59,475
Cash dividends on Series A ($0.45/share)
 and Series AA ($0.66/share)
 preferred stock                                                                      ($106,674)                         ($106,674)
Net income                                                                                          $215,941              $215,941
Balance,         ------ ------ ------ ------ -------   ------ ---------- ----------  ----------  -----------   --------- ---------
August 31, 1994  109,972  $110    ---   $---  92,965      $93 12,240,759 $1,224,076  $9,910,906  ($6,177,043)       --- $4,958,142

Common stock
 issued upon
 exercise of
 stock options                                                   639,000    $63,900    $545,223                            $609,123
Series AA convertible
 preferred stock
 issued to
 private investor                             10,000      $10                           $49,990                            $50,000
Cash dividends
 on Series A
 and Series AA
 preferred stock
 ($0.60 and $0.66/
share respectively)                                                                  ($123,291)                          ($123,291)
Cost of 400 treasury shares                                                                                        ($808)    ($808)
Series AA convertible
 preferred stock converted
 to common stock 4 to 1                      (33,600)   ($34)   134,400    $13,440    ($13,406)                                 $0
Net income                                                                                         $903,974               $903,974
Balance,        ------ ------ ------- ------ -------   ------ ---------- ---------  ----------  -----------       ------ ---------
August 31, 1995 109,972  $110     ---   $---  69,365     $69 13,014,159 $1,301,416 $10,369,422  ($5,273,069)      ($808)$6,397,140
                ====== ====== ======= ====== =======   ====== ========== =========  ==========  ===========       ====== =========

See accompanying notes to consolidated financial statements.

                        PHOTOCOMM, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                   YEARS ENDED AUGUST 31, 1995, 1994 AND 1993

                                            1995        1994        1993
Cash flows from operating activities:
 Net income (loss)                      $  903,974  $  215,941  $ (492,693)
 Adjustments to reconcile net income
   (loss) to net cash used in operating
   activities:
 Depreciation and amortization             309,326     257,617     214,621
   (Gain) loss on disposal of assets         3,030        -         (1,843)
   Increase (decrease) in allowances
     for doubtful accounts and
     inventory obsolescence                (50,000)     50,000    (114,492)
   (Increase) decrease in accounts
     receivable                           (870,272)    138,359     185,625
   (Increase) decrease in inventories     (622,715)   (297,365)     38,362
   (Decrease) increase in accounts
     payable and accrued expenses          (29,319) (1,152,913)     67,153
   Increase in other current assets        (70,468)    (27,375)    (23,072)
       Net cash used in operating
        activities                        (426,444)   (815,736)   (126,339)

Cash flows from investing activities:
 Purchase of property and equipment       (152,302)   (329,279)   (101,518)
 Purchase of patents, trademarks and
  other intangible assets                  (11,340)    (18,546)     (1,622)
 Proceeds from sale of property
  and equipment                             28,123        -          2,948
       Net cash used in investing
        activities                        (135,519)   (347,825)   (100,192)

Cash flows from financing activities:
 Repayments of long-term debt             (123,518)   (396,709)   (156,255)
 Proceeds from issuance of debt            212,503        -           -
 Proceeds from issuance of common stock    609,122   2,012,181        -
 Proceeds from issuance of preferred
  stock                                     50,000        -        375,831
 Cash dividends on preferred stock        (123,291)   (106,674)     (6,512)
 Purchase of treasury shares                  (808)       -           -
       Net cash provided by
        financing activities               624,008   1,508,798     213,064
Net increase (decrease) in cash and
 cash equivalents                           62,045     345,237     (13,467)
Cash and cash equivalents at
 beginning of year                         458,224     112,987     126,454
Cash and cash equivalents at end
 of year                                $  520,269  $  458,224  $  112,987
                                         =========   =========   =========

See accompanying notes to consolidated financial statements.

                        PHOTOCOMM, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                         AUGUST 31, 1995, 1994 AND 1993



(1)  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Nature of Business

Photocomm, Inc. and subsidiaries (the "Company") are engaged in the manufacturing and marketing of solar electric systems in the U.S. At
August 31, 1995 and 1994, Photocomm, Inc. was 48% and 43% owned by the New World Power Corporation ("NWP"), respectively. At August 31, 1995, 1994 and 1993, Photocomm, Inc. was 14%, 22% and 35% owned by Programmed Land, Inc. ("PLI"), respectively. See note 8.

Basis of Presentation

The consolidated financial statements include the accounts of Photocomm, Inc. and its subsidiaries, Balance of Systems Specialists, Inc. ("BOSS"), Photocomm of Texas, Inc. (previously Solar SignAge, Inc.), and Sunland Industries, Inc. ("Sunland"). In fiscal 1994, the Sunland subsidiary was renamed "Photocomm Credit Corporation". All material intercompany transactions between Photocomm, Inc. and its subsidiaries have been eliminated in consolidation.

Income Recognition

Sales and related costs of sales are recorded when goods are shipped and services rendered to customers.

Inventories

Inventories are valued at the lower of cost, determined by the first-in first-out method, or market.

Property and Equipment

Property and equipment are stated at cost. Expenditures for additional renewals and improvements are capitalized. Cost of repairs and maintenance are expensed when incurred.

Depreciation of equipment is generally computed using straight-line methods over 5 to 10 years. Leasehold improvements are amortized over the term of the respective leases or life of the asset, whichever is shorter. The building is being depreciated using the straight-line method over 31 years.

Intangible Assets

The cost of customer lists, manufacturer trade name and other intangible assets acquired in connection with business acquisitions are amortized on a straight-line basis over 20 years. Covenants not to compete are amortized over the term of the covenants, and patents are amortized over the patent term of 17 years.

                        PHOTOCOMM, INC. AND SUBSIDIARIES

Income (Loss) Per Share

Income (loss) per share has been determined by dividing the net income
(loss), decreased (increased) by preferred dividends declared, by the weighted average number of common shares outstanding during the year, including common stock equivalents. Common stock equivalents were omitted for the fiscal years 1994 and 1993 because of their anti-dilutive effect.

Income Taxes

Effective September 1, 1993, the Company adopted the asset and liability method of accounting for income taxes prescribed by Statement of Financial Accounting Standards No. 109, "Accounting for Income Taxes." Previously, the Company used the deferred method of accounting for income taxes as set forth by APB Opinion 11. Under the asset and liability method of Statement 109, deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. Under Statement 109, the effect on deferred tax assets and liabilities of a change in tax rates is recognized as income in the period which includes the enactment date.


(2)  ACCOUNTS RECEIVABLE

Accounts receivable consist of the following:        1995        1994

Trade accounts                                    $2,377,548  $1,507,276
Less allowance for doubtful accounts                 (25,000)    (25,000)
                                                  $2,352,548  $1,482,276
                                                   =========   =========


(3)  INVENTORIES

Inventories consist of the following:                1995        1994

Raw materials and goods purchased for resale      $2,807,796  $2,590,795
Work-in-progress                                     544,829     139,115
                                                   3,352,625   2,729,910
Less allowance for obsolescence                      (25,000)    (75,000)
                                                  $3,327,625  $2,654,910
                                                   =========   =========

                        PHOTOCOMM, INC. AND SUBSIDIARIES

(4)  PROPERTY AND EQUIPMENT

Property and equipment consist of                     1995        1994
the following:

Land                                              $  300,000  $  300,000
Building                                             826,930     815,044
Furniture and fixtures                               322,743     289,339
Machinery and equipment                            1,113,679   1,023,077
Billboard systems                                    424,412     447,812
Leasehold improvements                                67,428      76,340
                                                   3,055,192   2,951,612
Less accumulated depreciation & amortization        (991,235)   (741,901)
                                                  $2,063,957  $2,209,711
                                                   =========   =========

On October 1, 1993, the Company acquired $473,000 of solar illuminated billboard systems from related parties. The Company offset $82,000 of its outstanding accounts receivable from the related parties, paid approximately $25,000 in cash, and issued 20,000 shares of its Series AA Convertible Preferred Stock for $108,000 as down payment on the transaction. The remaining outstanding balance of $258,000 was issued as three-year, 10%, unsecured notes payable to the related parties (note 12). The acquisition price of the billboard systems approximates the predecessor's historical cost.

(5)  LONG-TERM DEBT

Long-term debt consist of the following:           1995           1994

Mortgage payable, interest rate of 10.625%,
principal and interest payable in monthly
installments of $4,852, with a final payment
of $482,357 on November 30, 1996;
collateralized by the land and building          $489,977       $495,800

Notes payable to Arizona Department of
Commerce, annual interest rate of 5%,
monthly payments of $5,966 through December
1999; collateralized by the land, building
and certain equipment; guaranteed by PLI,
by Company directors Robert R. Kauffman
and Donald Anderson, and by former director
Cedric Adams.                                     278,404        334,534

Notes payable to related parties in connection
with the acquisition of billboard systems, annual
interest rate of 10%, payable monthly through
September 1996 (note 4)                            70,191        128,582

Other                                              17,540          8,211
                                                  856,112        967,127
Current Installments                              135,949        123,108
                                               $  720,163     $  844,019
                                                =========      =========

                        PHOTOCOMM, INC. AND SUBSIDIARIES

Maturities of the long-term debt in years subsequent to 1995 are as follows:
1996, $135,949; 1997, $556,447; 1998, $68,522; 1999, $71,569; and thereafter,
$23,625.


(6)  INCOME TAXES

As discussed in Note 1, the Company adopted Statement 109 as of September 1, 1993. The cumulative effect of this change in accounting was not material. Prior years' financial statements have not been restated to apply the provision of Statement 109. The Company does not have any income tax benefit or expense for 1995, 1994 and 1993. The Company utilized net operating loss carryforwards of approximately $905,000 in 1995 and $211,000 in 1994.

The tax effects of temporary differences which give rise to significant portions of the deferred tax assets and liabilities are as follows:

                                                1995         1994
     Deferred Tax Assets
     Net operating loss carryforwards       $2,100,000   $ 2,500,000
     Inventory valuation allowance              10,000        20,000
     Allowance for doubtful accounts            10,000        10,000
          Gross deferred tax assets          2,120,000     2,530,000
          Less: Valuation allowance         (2,100,000)   (2,500,000)
          Net deferred tax assets           $   20,000    $   30,000

     Deferred Tax Liabilities
     Inventories, uniform capitalization        20,000        30,000
          Net deferred tax liabilities      $        0    $        0
                                             =========     =========

A valuation allowance has been provided because realization of the deferred tax assets at August 31, 1995 and 1994, is not considered more likely than not.

The Company has net operating loss (NOL) carryforwards for federal income tax purposes of approximately $5.3 million at August 31, 1995. The NOLs are comprised of $2.1 million for the parent company, $1.0 million for the BOSS subsidiary and $2.2 million for the Sunland subsidiary. These NOLs begin to expire in the year 2003 for the parent company and 2000 for the subsidiaries. The amount of net operating loss carryforwards which may be utilized during fiscal year 1996 will be limited to approximately $1.0 million due to ownership changes.


(7)  STOCK OPTION PLANS

The Company has a Stock Option Plan (the "Plan") which provides for the issuance of 2,445,000 shares of common stock upon exercise of options under the plan. Options granted under the Plan may be either (i) options intended to constitute incentive stock options ("ISOS") under the Internal Revenue Code of 1986, or (ii) non-statutory options. ISOS may be granted under the Plan to employees and officers of the Company.

                        PHOTOCOMM, INC. AND SUBSIDIARIES

The Plan is administered by an impartial committee. The committee, within the limitations of the Plan, determines the persons to whom options will be granted, the number of shares to be covered by each option, whether the options granted are intended to be ISOS, the duration and rate of exercise of each option, the exercise price per share and the manner of exercise, and the time, manner and form of payment upon exercise of an option.

ISOS granted under the Plan may not be granted at a price less than the fair market value of the common stock on the date of grant (or 110% of fair market value in the case of employees or officers holding 10% or more of the voting stock of the Company). The aggregate fair market value of shares for which ISOS are granted to any employee exercisable for the first time by such employee may not exceed $100,000. Non-statutory options granted under the Plan may be issued at a price less than fair market value of the common stock on the date of grant. The options generally become exercisable over a four-year period, and ultimately lapse if unexercised at the end of ten years.

Activity under the Stock Option Plan is as follows:

                                        Company Stock Option Plan

                                  Number of Shares          Option price
                              Incentive   Non-Statutory      per share
Outstanding August 31, 1993    475,500     1,085,000        $0.75-$1.25
Granted                        160,500       270,000        $1.88
Exercised                      (38,275)      (10,000)       $0.88-$1.25
Canceled                       (13,725)         -           $0.88-$1.88
Outstanding August 31, 1994    584,000     1,345,000        $0.75-$1.88
Granted                        145,500       252,000        $1.675
Exercised                     (149,000)     (490,000)       $0.88-$1.88
Canceled                       (40,000)         -           $0.88-$1.88
Outstanding August 31, 1995    540,500     1,117,000        $0.75-$1.88
                               =======     =========        ===========

At August 31, 1995 and 1994, options to purchase 1,032,212 and 1,284,250 shares, respectively, were exercisable at prices ranging from $0.75 to $1.88.

All options granted under the plan are non-transferable during an optionee's lifetime, but are transferable at death by will or by laws of descent and distribution. Options granted terminate within a specified period of time following termination of an optionee's employment or position as a director or consultant with the Company.

Earnings per share in 1995 include conversion of the stock options into common voting stock where the effect is dilutive.

                        PHOTOCOMM, INC. AND SUBSIDIARIES

(8)  EQUITY TRANSACTIONS

On January 14, 1993, the Company increased the authorized number of shares of Series A Convertible Preferred Stock to 125,000 shares. The $5.00 Series A Preferred Stock is convertible on the basis of four common shares per preferred share. The cumulative 12% dividend ($0.60 per share) was payable in cash or in kind until September 20, 1993 and thereafter shall be paid in cash. The Company has the right to redeem the outstanding preferred stock at any time after August 31, 1996 for $5.00 per share. The preferred stock has voting rights based upon the common stock conversion rate. The Company issued 3,205 and 11,903 shares of Series A Preferred Stock as dividends in-kind during 1994 and 1993, respectively. Cash dividends of $65,983 were paid during 1995.

On January 14, 1993, the Company authorized the issuance and sale of a new Series AA Convertible Preferred Stock. The Company authorized 200,000 shares at $6.00 per share which shall be convertible on the basis of four common shares per preferred share. The cumulative 11% cash dividend ($0.66 per share) is payable quarterly. The Company has the right to redeem the outstanding preferred stock at any time after the fifth anniversary of the date of issuance of the shares for $6.00 per share. The Series AA Preferred Stock has voting rights based upon the common stock conversion rate. Effective August 1, 1993, Robert R. Kauffman acquired 10,000 shares of the Series AA Convertible Preferred Stock for $54,000, including $26,000 of accrued interest on his notes payable (notes 5 and 12). On October 1, 1993, 20,000 shares of Series AA Convertible Preferred Stock were issued to Robert
R. Kauffman as consideration for solar illuminated billboard systems (note
4). On October 20, 1994, Robert R. Kauffman acquired 10,000 shares of Series AA Convertible Preferred Stock for $50,000. During 1995 and 1994, the Company paid $57,308 and $57,187 cash dividends on the Series AA Convertible Preferred Stock, respectively. During 1995, 33,600 Series AA Convertible Preferred Stock were converted to 134,400 common shares in accordance with the common stock conversion rights of the agreement.

Earnings per share for 1995 include conversion of the preferred stock into common voting stock.

On November 9, 1993, the Company entered into a financial and strategic agreement with NWP, Westinghouse, PLI and Robert R. Kauffman (the "Stock Purchase Agreement"). Pursuant to the Stock Purchase Agreement, the Company sold 1,600,000 shares of unregistered common stock to NWP for $1.25 per share. The Company also issued NWP an option to purchase an additional 2,600,000 shares of unregistered common stock of the Company at $2.50 per share until December 31, 1995, and up to 1,500,000 shares of unregistered common stock of the Company at $3.00 per share until December 31, 1996 (the "NWP Options"). Certain officers and directors of the Company who own, or have an option to purchase, an aggregate of 1,000,000 shares of common stock shall have the right, but not the obligation, to sell such 1,000,000 shares to NWP upon the exercise of the NWP Options in lieu of shares to be issued by the Company.

                        PHOTOCOMM, INC. AND SUBSIDIARIES

In conjunction with the Stock Purchase Agreement, NWP acquired 500,000 shares of unregistered common stock from PLI and 90,000 shares of unregistered common stock from Robert R. Kauffman at $1.25 per share. NWP also acquired an option to purchase 2,000,000 unregistered shares from PLI at $2.00 per share until December 31, 1994, and also acquired a right of first refusal from PLI with respect to all of its shares of Company stock. On September 30, 1994, and February 10, 1995, NWP purchased 600,000 and 400,000 shares from PLI pursuant to the PLI option. The remaining 1,000,000 share option and right of first refusal expired February 10, 1995.

In conjunction with the Stock Purchase Agreement, NWP acquired 1,222,221 shares of unregistered common stock from Westinghouse in exchange for 203,704 shares of NWP unregistered common stock. As part of the Stock Purchase Agreement, Westinghouse agreed to convert $500,000 of its subordinated convertible debenture into 333,333 shares of unregistered common stock of the Company, and converted 222,222 shares of Series B Convertible Preferred Stock into 888,888 shares of unregistered common stock of the Company. NWP also acquired a right of first refusal from Westinghouse with respect to all of its shares of Company stock.

The Company granted registration rights to NWP with respect to all the shares of the Company common stock issued or purchased by NWP pursuant to the Stock Purchase Agreement.

On August 30, 1994, the Company entered into an Exchange Agreement with Westinghouse and NWP. Pursuant to the Exchange Agreement, NWP acquired from Westinghouse 1,800,000 shares of the Company's common stock, 8,690 shares of Series B Convertible Preferred Stock, the remaining $250,000 Subordinated Convertible Debenture and accounts payable and accrued liabilities totalling $306,481 in exchange for 465,780 shares of NWP unregistered common stock.

NWP immediately converted the Series B Convertible Preferred Stock and Subordinated Convertible Debenture into 201,427 shares of the Company's common stock. NWP also exchanged the Westinghouse accounts payable and accrued liabilities into 158,799 shares of the Company's common stock.

NWP owns 6,612,447 shares of common stock at August 31, 1995 purchased pursuant to the Stock Purchase Agreement and the Exchange Agreement, which represents approximately 49.3% of the issued and outstanding shares of common stock and approximately 46.8% of the total voting shares of the Company. Furthermore, NWP has the right to acquire 4,100,000 shares from the Company, and has rights of first refusal from Robert R. Kauffman for 1,000,000 shares pursuant to the Stock Purchase Agreement. If NWP were to acquire all of the foregoing shares, when added to the 6,612,447 shares it presently holds, NWP would hold 64% of the issued and outstanding common stock of the Company.

Westinghouse no longer maintains a minority interest in the Company, but does own a minority interest in NWP.

                        PHOTOCOMM, INC. AND SUBSIDIARIES

(9)  LEASES

The Company has leases covering office facilities and equipment. Total rental expense was approximately $118,000, $108,000 and $133,000 in fiscal 1995, 1994 and 1993, respectively.

The following is a schedule of future minimum lease payments for non-cancelable operating leases with initial terms of more than one year:

               Years ending August 31             Amount

                       1996                     $ 77,237
                       1997                        8,157
                       Total                    $ 85,394
                                                 =======


(10) LINE OF CREDIT

On March 15, 1995, the Company entered into a $1,000,000 credit line with First Interstate Bank of Arizona. The credit line is a revolving line and matures on February 28, 1996. It has certain operating covenants, and is secured by the Company's inventory and accounts receivable. Interest on the line is 8.75% (prime at August 31, 1995) plus three quarters of a point per annum, with interest-only payments payable monthly. The credit line has a commitment fee equal to .5% of the average unused balance payable quarterly. The outstanding balance on the line of credit as of August 31, 1995 was $200,000, and the Company had no covenant defaults.


(11) STATEMENTS OF CASH FLOWS INFORMATION

Additional cash flow information is as follows:

                                    Years ended August 31

                                   1995      1994      1993

          Interest paid          $ 96,737  $209,276  $228,813
                                  =======   =======   =======

No income taxes were paid in 1995, 1994 and 1993.

For purposes of the statements of cash flows, the Company considers all highly liquid debt instruments with a maturity of three months or less at the time of purchase to be cash equivalents.

Non-cash investing and financing activities include the following:

Preferred stock dividends of $123,291, $59,475 and $183,410 were declared in 1995, 1994 and 1993, respectively. In-kind preferred stock dividends of $123,291, $59,475 and $183,410 were issued during 1995, 1994 and 1993, respectively.

                        PHOTOCOMM, INC. AND SUBSIDIARIES

On August 30, 1994, as part of the NWP Exchange Agreement (note 8), the remaining Westinghouse $250,000 subordinated debenture and 8,690 shares of Series B Convertible Preferred Stock were converted into 166,667 and 34,760 shares of the Company's common stock, respectively. In addition, $306,482 of accounts payable and accrued liabilities was converted into 158,799 shares of the Company's common stock as part of the same transaction.

On November 9, 1993, as part of the NWP Stock Purchase Agreement (note 8), Westinghouse converted its $500,000 subordinated debenture into 333,333 shares of the Company's common stock. Westinghouse also converted 222,222 shares of Series B Convertible Preferred Stock into 888,888 shares of the Company's common stock as part of the same transaction.

On October 1, 1993, the Company acquired $473,000 of solar illuminated billboard systems from related parties (note 4). The Company offset $82,000 of its outstanding accounts receivable from the related parties, issued 20,000 shares of its Series AA Convertible Preferred Stock for $108,000, and issued notes payable for $258,000. The remaining $25,000 was paid in cash.

On August 1, 1993, Robert R. Kauffman converted $26,000 in accrued interest into Series AA Convertible Preferred Stock (note 8).


(12) RELATED PARTIES

Robert R. Kauffman purchased 10,000 and 10,000 shares of the Series AA Convertible Preferred Stock for $50,000 and $54,000 in fiscal years 1995 and 1993, respectively. He also purchased 15,000 shares of the Series A Convertible Preferred Stock for $60,000 in 1992 (note 8).

On October 1, 1993, the Company acquired $473,000 of solar illuminated billboard systems from related parties (note 4). These related parties include PLI, Robert R. Kauffman, Donald E. Anderson, Bakerson (a partnership between two directors), and Cedric Adams (a former director). The Company offset $82,000 of its outstanding accounts receivable from the related parties, issued 20,000 shares of its Series AA Convertible Preferred Stock for $108,000 to Robert R. Kauffman, and issued notes payable for $258,000 to the related parties as consideration for the billboard systems. The acquisition price of the billboard systems approximates the predecessors' historical cost.


(13) RETIREMENT SAVINGS PLAN

Effective September 1, 1992, the Company established a 401(k) Retirement Savings Plan (the "Plan") which covers certain employees 21 years of age and over who have completed one year of service. Employees may voluntarily contribute up to 20% of pre-tax earnings to the Plan, subject to a maximum IRS limit. The Company may contribute additional amounts at its sole discretion. The Company contributions to the Plan for the year ended August 31, 1995 was $14,500. No contributions were made in 1994 and 1993.

                        PHOTOCOMM, INC. AND SUBSIDIARIES

(14) GEOGRAPHIC INFORMATION

The company operates in one industry segment and engages primarily in the design, development, manufacture and marketing of solar electric products. The Company sells its products to a broad range of dealers/distributors, original equipment manufacturers, and end-users. Sales to unaffiliated customers located outside the United States, primarily in North and South America, aggregated approximately 12%, 15% and 10% of consolidated net sales for the years ended August 31, 1995, 1994 and 1993, respectively.


(15) SUPPLEMENTAL FINANCIAL INFORMATION

                                   Additions
                    Balance at     charged to                   Balance
                    beginning      costs and                    at end
Classification      of period      expenses        Deductions1   of period

Year ended
August 31, 1993:

Allowance for
 doubtful accounts $  125,000        73,000        173,000       25,000

Reserve for obsolete
 inventory             39,492          -            14,492       25,000


Year ended
August 31, 1994:

Allowance for
 doubtful accounts $   25,000        48,000         48,000       25,000

Reserve for obsolete
 inventory             25,000       146,000         96,000       75,000


Year ended
August 31, 1995:

Allowance for
 doubtful accounts $   25,000        48,000         48,000       25,000

Reserve for obsolete
 inventory             75,000        97,200        147,200       25,000

1 Allowance for doubtful accounts: Uncollectible accounts written off, net of recoveries from accounts previously written off.

                        PHOTOCOMM, INC. AND SUBSIDIARIES

(16) SUBSEQUENT EVENT

Effective October 3, 1995, Photocomm acquired all of the assets and assumed the related liabilities of Sunelco, Inc. ("Sunelco"), a distributor of solar electric products located in Hamilton, Montana (the "Acquisition").

The aggregate consideration paid by Photocomm in connection with the Acquisition was approximately $850,000. The Company issued 225,000 shares of Photocomm's Common Stock, $0.10 par value, valued at $400,000 and assumed Sunelco liabilities of approximately $450,000.

The assets purchased principally consisted of certain inventories and other assets valued by the parties at approximately $450,000; and goodwill and intangible assets valued by the parties at $400,000.

Item 8. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

The Company does not have any changes in and/or disagreements with accountants on accounting and financial disclosure.


                                    PART III

Certain information required by Part III is omitted from this Report in that the registrant will file a definitive Information Statement pursuant to Regulation 14A not later than 120 days after the end of the fiscal year covered by this report, and certain information included therein is incorporated herein by reference.


Item 9. Directors, Executive Officers, Promoters and Control Persons, Compliance with Section 16(a) of the Exchange Act

The information concerning the Company's directors required by this item is incorporated by reference to the Company's Information Statement.

The information concerning the Company's executive officers required by this item is incorporated by reference to the Information Statement hereof entitled "Information Concerning Directors, Nominees and Officers".


Item 10.  Executive Compensation

The information required by this item is incorporated by reference to the Company's Information Statement.


Item 11.  Security Ownership of Certain Beneficial Owners and Management

The information required by this item is incorporated by reference to the Company's Information Statement.


Item 12.  Certain Relationships and Related Transactions

The information required by this item is incorporated by reference to the Company's Information Statement.

                                PART IV

Item 13. Exhibits, Financial Statement Schedule and Reports on Form 8-K

(a)  Exhibits
     The following exhibits are filed as part of this report:

Exhibit No.    Description                                       Page
     3.1       Articles of Merger (filed as Exhibit 3-B to
               the Company's Annual Report on Form 10-K for the year ended August 31, 1988 and incorporated herein by reference).

     3.2       Third Amended and Restated Articles of
               Incorporation of the Company (filed as
               Exhibit 3-D to the Company's Quarterly
               Report on Form 10-Q for the quarter ended
               May 31, 1990 and incorporated herein by
               reference).

     3.3 Bylaws of the Company (filed as Exhibit 3-C of the Company's Annual Report on Form 10-K for the year ended August 31, 1988 and incorporated herein by reference).

     4.1       Specimen Certificate representing the Common
               Stock of the Company (filed as Exhibit 4-A to the Company's Annual Report on Form 10-K for the year ended August 31, 1988 and incorporated herein by reference).

     4.2 Specimen Certificate representing the Series A Convertible Preferred Stock of the Company (filed as Exhibit 4.2 to the Company's Form S-3 dated September 19, 1994 and incorporated herein by reference).

     4.3 Specimen Certificate representing the Series AA Convertible Preferred Stock of the Company (filed as Exhibit 4.3 to the Company's Form S-3 dated September 19, 1994 and incorporated herein by reference).

     4.4 Specimen Certificate representing the Series B Convertible Preferred Stock of the Company (filed as Exhibit 4.4 to the Company's Form S-3 dated September 19, 1994 and incorporated herein by reference).

     4.5       Registration Rights Agreement between the
               Company and The New World Power Corporation
               (filed as Exhibit 4-B to the Company's
               Annual Report on Form 10-KSB for the fiscal year ended August 31, 1993 and incorporated herein by reference).

     10.1 Photocomm, Inc. Stock Option Plan, Non-Statutory Stock Option Agreement and Incentive Stock Option Agreement (filed as Exhibit 10-K to the Company's Quarterly Report on Form 10-Q for the quarter ended May 31, 1990 and incorporated herein by reference).

     10.2 Promissory Note, Deed of Trust, Assignment of Rents Agreement and Mortgage Assumption Agreement dated January 30, 1991 for the purchase of the Corporate Headquarters Office Building located at 7681 E. Gray Road, Scottsdale, Arizona (filed as Exhibit 10-R to the Company's Quarterly Report on Form 10-Q for the quarter ended February 28, 1991 and incorporated herein by reference).

     10.3 Promissory Notes, Loan Agreement, Deed of Trust, Security Agreement dated February 4, 1991 for the Arizona Department of Commerce loans for the construction of the 10,000 square foot addition to the corporate headquarters and the purchase and construction of additional module manufacturing equipment (filed as Exhibit 10-S to the Company's Quarterly Report on Form 10-Q for the quarter ended February 28, 1991 and incorporated herein by reference).

     10.4 Convertible Preferred Stock Purchase Agreement dated March 25, 1992 with Robert R. Kauffman (filed as Exhibit 10-V to the Company's Quarterly Report on Form 10-Q for the quarter ended May 31, 1992 and incorporated herein by reference).

     10.6 Convertible Preferred Stock Subscription and Purchase Agreement with Powers, Preferences and Rights of the Series AA Private issue in April and May of 1993. (Filed as Exhibit 10-X to the Company's Quarterly Report on 10-Q for the quarter ended May 31, 1993 and incorporated by reference herein).

     10.7 Warrant Agreement Between Photocomm, Inc. and Peacock, Hislop, Staley & Given, Inc. dated April 15, 1993 (filed as Exhibit 10.7 to the Company's Form S-3 dated September 19, 1994 and incorporated herein by reference).

     10.8 Agreement between the Company and Donald E. Anderson, Cedric Adams, PLI and Robert R. Kauffman relating to Billboard Systems
               Purchases dated October 1, 1993 (filed as
               Exhibit 10-Y to the Company's Annual Report on Form 10-KSB for the fiscal year ended August 31, 1993 and incorporated herein by reference).

     10.9      Stock Purchase Agreement between the Company,
               New World Power Corporation, Westinghouse and
               PLI dated October 15, 1993 (filed as Exhibit
               10-Z to the Company's Annual Report on Form 10-KSB for the fiscal year ended August 31, 1993 and incorporated herein by reference).

     10.10 Exchange Agreement and Consent between the Company and The New World Power Corporation dated July 29, 1994 (filed as Exhibit 10.10 to the Company's
               Form S-3 dated September 19, 1994 and incorporated herein by reference).

     10.11 Convertible Preferred Stock Purchase Agreement dated July 8, 1991 with Robert R. Kauffman
               (filed as Exhibit 10-T to the Company's Quarterly
               Report on Form 10-Q for the Quarter ended
               May 31, 1991 and incorporated herein by
               reference).

     10.12     First Interstate Bank of Arizona, $1.0
               Million Loan Agreement and Note Payable
               dated March 15, 1995 (filed as Exhibit 10.12 to the Company's Form 10-QSB for the Quarter ended February 28, 1995 and incorporated herein by reference).

     10.13     Agreement and Plan of Reorganization between
               Photocomm, Inc., Sunelco, Inc. and Daniel M.
               Brandborg and Rebecca M. Brandborg dated
               October 3, 1995 (filed as Form 8-K, on
               October 18, 1995 and incorporated herein by reference).

     11        Computation of per share earnings for the year    23
               ended August 31, 1995.

     22        List of Subsidiaries                              24

     23        Consent of Independent Auditors                   25

     27        Financial Data Schedule                           26


(b)  Reports on 8-K

     Agreement and Plan of Reorganization between Photocomm, Inc., Sunelco, Inc. and Daniel M. Brandborg and Rebecca
     M. Brandborg dated October 3, 1995 (filed as Form 8-K on October 18, 1995 and incorporated herein by reference).

(c)  Financial Statements:                                  Page

     (1)  Independent Auditors' Report                      F-1

     (2)  Consolidated Financial Statements and Notes       F-2 -
          to Consolidated Financial Statements of the       F-17
          Company for the years ended August 31, 1995, 1994 and 1993.


(d)  Financial Statement Schedule.

     Schedules not listed above have been omitted because of the absence of conditions under which they are required or because the required material information is included in the Financial Statements or Notes to the Financial Statements included herein.

                                    SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant has caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                        PHOTOCOMM, INC.

                                        By:  /s/ Robert R. Kauffman
                                             Robert R. Kauffman
                                             President and Chief
                                             Executive Officer
                                             Date: November 29, 1995

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature                Capacity                 Date

/s/ Thomas C. LaVoy      Chief Financial Officer  November 29, 1995
Thomas C. LaVoy          and Director

/s/ Donald E. Anderson   Director                 November 29, 1995
Donald E. Anderson

/s/ Robert R. Kauffman   Chief Executive Officer  November 29, 1995
Robert R. Kauffman       and Director

/s/ Walter M. Baker      Director                 November 29, 1995
Walter M. Baker

                                   EXHIBIT 11
                                 PHOTOCOMM, INC.
                   COMPUTATION OF NET INCOME PER COMMON SHARE
                    (In thousands, except per share amounts)

                                 Year Ended August 31, 1995 (1)

                                   Primary        Fully Diluted

Net income                         903,974          903,974

Preferred stock
 dividends declared               (123,291)         859,435

Reduction of
 interest expense                    N/A              N/A

Interest revenue on
 assumed purchase of
 U.S. government
 securities                          N/A              N/A
                                     ---              ---
Net income applicable to
 common stockholders              $780,683         $903,974
                                   =======          =======
Weighted average shares:
  Common shares
   outstanding                  12,342,442       12,342,442

  Common equivalent shares
   issuable upon exercise of
   stock options (2)               530,248          802,127

  Shares issuable upon
   conversion of
   preferred stock (3)               N/A            859,435
                                     ---            -------
  Total weighted average
   shares, as adjusted          12,872,690       14,004,004
                                ==========       ==========

Earnings per share                 $ .06             $ .06
                                   =====             =====

(1) Prior year data is not included because the stock equivalents and convertible securities are anti-dilutive. Earnings per share for prior years is calculable from the face of the statement of operation.

(2) Amount calculated using the treasury stock method under the 20% rule.

(3) Amount calculated using the if-converted method assuming the conversion took place at the later of the beginning of the fiscal year or issue date of the securities.

                                   EXHIBIT 22

                                 PHOTOCOMM, INC.

                              LIST OF SUBSIDIARIES



Balance of Systems Specialists, Inc., incorporated under the laws of the State of Arizona. The subsidiary sometimes does business as "BOSS".


Photocomm Credit Corporation, incorporated under the laws of the State of of Arizona.


Photocomm of Texas, Inc., incorporated under the laws of the State of Texas.