Form 10QSB
period 1995-11-30
PHOTOCOMM INC
filed 1996-01-16
CIK 746255

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549


                                  FORM 10-QSB


[X]              QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                   OF THE SECURITIES AND EXCHANGE ACT OF 1934

                For the quarterly period ended November 30, 1995



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

Check whether the Registrant (1) has filed all documents and reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing
requirements for the past 90 days.  Yes (X)   No ( )

Check whether the Registrant filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Exchange Act after the distribution of securities under a plan confirmed by court.
Yes (X)   No ( )

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.


Class                                   Outstanding as of 12-31-95

Common Stock, $0.10 par value                   13,540,709

                                PHOTOCOMM, INC.

                                     INDEX




PART I         Financial Information                    Page Number


     Item 1.   Financial Statements

          Balance Sheets - November 30, 1995 and             3
            August 31, 1995

          Statements of Operations - Three Months ended      4
            November 30, 1995 and 1994

          Statements of Stockholders' Equity,                5
            November 30, 1995 and August 31, 1995

          Statements of Cash Flows - Three Months            6
            ended November 30, 1995 and 1994

          Notes to Financial Statements                      7


     Item 2.   Management's Discussion and Analysis          7
               of Financial Condition and Results of
               Operations


PART II        Other Information


     Item 6.   Exhibits and Reports on Form 8-K              9

                         PART I.  FINANCIAL INFORMATION
                         ITEM 1.  FINANCIAL STATEMENTS

                        PHOTOCOMM, INC. AND SUBSIDIARIES
                          CONSOLIDATED BALANCE SHEETS
                     NOVEMBER 30, 1995 and AUGUST 31, 1995
                                  (UNAUDITED)

Assets                                       11/30/95       8/31/95
Current Assets:
  Cash and cash equivalents                 $  782,177    $  520,269
  Accounts receivable                        2,658,494     2,352,548
  Inventories                                3,484,318     3,327,625
  Other current assets                         459,894       252,462
     Total Current Assets                    7,384,883     6,452,904
Property and equipment at cost less
  accumulated depreciation and amortization  2,048,501     2,063,957
Other assets                                   997,135       308,325
     Total Assets                          $10,430,519    $8,825,186
                                            ==========     =========

Liabilities and Stockholders' Equity
Current Liabilities:
  Current installments of long-term debt    $  177,077    $  135,949
  Line of Credit                                     0       200,000
  Accounts payable                           1,713,883     1,129,156
  Other accrued expenses                       282,923       242,778
     Total Current Liabilities               2,173,883     1,707,883
Long-term debt, less current installments      887,732       720,163
     Total Liabilities                       3,061,615     2,428,046

Stockholders' Equity:
  Preferred stock:$.001 par value,
     5,000,000 shares authorized;
  Series A 12% convertible preferred stock,
     125,000 shares authorized; 109,972
     shares issued and outstanding                 110           110
  Series AA 11% convertible preferred stock,
     200,000 shares authorized; 65,165
     69,365 shares issued and outstanding,
     respectively                                   65            69
  Common stock: $.10 par value, 25,000,000
     shares authorized; 13,537,334 and
     13,014,159 shares issued and outstanding,
     respectively                            1,353,733     1,301,416
  Additional paid-in capital                11,069,093    10,369,422
  Accumulated deficit                       (5,053,289)   (5,273,069)
  Less: Cost of 400 treasury shares               (808)         (808)
     Total Stockholders' Equity              7,368,904     6,397,140
     Total Liabilities and Stockholders'
       Equity                              $10,430,519    $8,825,186
                                            ==========     =========

See accompanying notes to consolidated financial statements.

                                PHOTOCOMM, INC.

                     CONSOLIDATED STATEMENTS OF OPERATIONS

                                  (UNAUDITED)




                                               Three Months Ended
                                                   November 30

                                               1995          1994

Sales, net                                $ 5,281,273    $3,802,303
Cost of sales                               3,947,599     2,789,197
          Gross profit                      1,333,673     1,013,106

Selling, general and                        1,106,279       874,949
 administrative

Income from operations                        277,395       138,157

Other income (expense):
     Interest expense                         (17,624)      (17,576)
     Other, net                                10,010        16,339

          Net income                      $   219,780    $  136,920
                                            =========      ========

Income per share                          $      0.01    $     0.01
                                            =========      ========

Weighted average number of
  common shares outstanding                13,290,845     12,245,621
                                           ==========     ==========

See accompanying notes to consolidated financial statements.

                                     PHOTOCOMM, INC. AND SUBSIDIARIES

                              CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY

                                   NOVEMBER 30, 1995 AND AUGUST 31, 1995

                                                                (UNAUDITED)
                              Convertible Preferred Stock
                              -------------------------------------------
                                   Series A   Series AA           Common Stock    Additional
                              ------- ------ -------  ----- ---------------------   Paid-In    Accumulated  Treasury
                               Shares Amount Shares  Amount   Shares   Amount       Capital      Deficit     Shares     Total
                              ------- ------ ------  ------ ---------  --------   -----------  ------------ -------- ----------
Balance, August 31, 1995      109,972 $110   69,365     $69 13,014,159 $1,301,416 $10,369,421  ($5,273,069) ($808)   $6,397,139

Common stock issued upon
 exercise of stock options                                     231,375     23,137     215,121                           238,258

Common stock issued as part
 of Sunelco purchase agreement                                 225,000     22,500     427,500                           450,000

Common stock issues upon
 execution of warrants                                          50,000      5,000      85,000                            90,000

Preferred stock converted
 to common 4 to 1                            (4,200)     (4)    16,800      1,680      (1,676)                               (0)

Cash dividends on Series A
 and Series AA preferred stock                                                        (26,273)                          (26,273)
Net Income                                                                                          219,780             219,780



                              ------- ----  ------- ------- ---------- ---------- -----------   -----------  ------  ----------
                              109,972 $110   65,165     $65 13,537,334 $1,353,733 $11,069,093   ($5,053,289) ($808)  $7,368,904
                              ======= ====  ======= ======= ========== ========== ===========   ===========  ======  ==========


See accompanying notes to consolidated financial statements.

                        PHOTOCOMM, INC. AND SUBSIDIARIES

                     CONSOLIDATED STATEMENTS OF CASH FLOWS

                 THREE MONTHS ENDED NOVEMBER 30, 1995 AND 1994
                                  (UNAUDITED)


                                                  1995        1994

Cash flows from operating activities:
Net income                                    $  219,780  $  136,920
Adjustments to reconcile net income
 to net cash used in operating activities:
     Depreciation and amortization                83,425      80,764
     Increase in allowances for doubtful
      accounts and inventory obsolescence          9,809       2,716
     Increase in accounts receivable            (318,646)   (458,496)
     Increase in inventories                    (383,726)   (267,389)
     Increase in accounts payable and
      accrued expenses                           624,872     267,910
     Decrease (increase) in other current
      assets                                      22,492    (109,802)

          Net cash provided by (used in)
           operating activities                  258,006    (347,377)

Cash flows from investing activities:
     Purchase of property and equipment
      and other assets                           (56,779)    (81,518)
          Net cash used in investing
           activities                            (56,779)    (81,518)

Cash flows from financing activities:
     Repayments of long-term debt                (41,304)    (29,884)
     Repayment of Credit Line                   (200,000)          0
     Proceeds from issuance of common
      stock                                      328,258       7,031
     Proceeds from issuance of Series AA
      preferred stock                                  0      50,000
     Cash dividends on preferred stock           (26,273)    (31,873)
     Purchase of treasury stock                        0        (808)
          Net cash provided by (used in)
           financing activities                   60,681      (5,534)
Net increase (decrease) in cash and cash
 equivalents                                     261,908    (434,429)
Cash and cash equivalents at beginning of
 year                                            520,269     458,224
Cash and cash equivalents at end of quarter    $ 782,177   $  23,795
                                               =========   =========

See accompanying notes to consolidated financial statements.

                                PHOTOCOMM, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                               NOVEMBER 30, 1995


A.   Basis of Presentation

The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for presentation of interim financial information. They do not include all information and presentation of footnotes required by generally accepted accounting principles for presentation of complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included.

Certain reclassifications have been made in the fiscal year 1994 financial statements to conform to the classifications used in fiscal 1995.


B.   Seasonal Nature of the Business

Revenues of the Company are generally greater in its third and fourth quarters (March through August) due to seasonal factors.


C.   Income Taxes

At November 30, 1995, the Company utilized net operating loss carryforwards of approximately $220,000 to offset fiscal 1996 income for federal income tax purposes.


D.   Acquisition and Stockholders' Equity

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

Item 2.   Management's Discussion and Analysis of Financial
          Conditions and Results of Operations

This discussion and analysis should be read in conjunction with the consolidated financial statements and the related notes thereto included elsewhere in this report.

Results of Operations

Three months ended November 30, 1995 vs. three months ended November 30, 1994.

Sales: Sales for the first quarter of fiscal 1996 were $5,281,273, a 39% increase over sales of $3,802,303 for the first quarter of fiscal 1995. First quarter revenue included $350,000 representing completion of the Company's Naval Air Warfare Center project in China Lake, California. The major sales revenue increase is attributed to increases in system sales to wireless communications, and distribution sales including international business. In general, sales revenue increases are due to volume increases, with little or no effect related to price changes.

Gross Profit: (Sales less cost of sales) increased 32% from $1,013,106 in the first quarter of fiscal 1995 to $1,333,673 in the first quarter of fiscal 1996. Gross profit margins declined slightly from 26.6% in the first quarter of 1995 to 25.2% in the first quarter of 1996. The increase in gross profit is primarily due to increased sales, with the quarter's reduction attributable to product mix changes between the quarters. The 25.2% margin in the first quarter of 1996 represents an increase of 1% over the overall gross profit margin for the Company in fiscal 1995.

Selling, General and Administrative Expenses (SG&A): SG&A expenses increased 26% from $874,949 in the first quarter of fiscal 1995 to $1,106,279 in the first quarter of fiscal 1996. The increase in SG&A expenses is primarily attributed to increases in sales and marketing expenses. The Company expects SG&A expenses to increase commensurately with future sales growth.

Other Income (Expense): The Company's non-operating income and expense is primarily comprised of interest expense and consulting income.
Interest expense has remained approximately the same in the first quarter of fiscal 1996 versus 1995 due to similar outstanding indebtedness for the two quarters. Other income was also comparable for the first quarter of 1996 and 1995.

Net Income: The Company achieved a net income of $219,780 ($.014 per common share) for the first quarter of 1996 versus $136,920 (.008 per common share) for the first quarter of 1995. The net profit increase of 60% for the first quarter of 1996 is attributable to higher sales and gross profits, with an offsetting increase in SG&A expenses.

Liquidity and Capital Resources: The Company's working capital position continues to be stable. Working capital increased to $5,211,000 at November 30, 1995 from $4,745,021 at August 31, 1995. The current ratio is 3.4 at November 30, 1995 versus 3.8 at August 31, 1995, and the debt to equity ratio is .12 at November 30, 1995 versus .11 at August 31, 1995.

Net cash provided in operating activities for the first quarter of fiscal 1996 was $258,006, primarily due to the net income of the company generating $219,780 in cash plus $83,425 in depreciation and amortization expenses, offset by accounts receivable and inventory increases, and offsetting increases in accounts payable.

Cash used for purchases of property and equipment of $56,779 was primarily for office and manufacturing equipment and building improvements.

Cash used in financing activities of $60,681 was comprised of repayments of $241,304 of the long-term debt and line of credit, offset by proceeds of $328,258 from the issuance of common stock.

Although no assurances are possible, the Company believes that its future operating cash flows, available bank lines of credit, and ability to access additional equity such as the exercise of present stock options, will provide adequate funding for current obligations, projected operations and planned expansion for the next twelve months and the foreseeable future.

                          PART II.  OTHER INFORMATION

Item 6.   Exhibits

     (a)  Exhibits

     The following Exhibits are filed as part of this Report:

                                                       Page or
Exhibit No.         Description                   Method of Filing

None

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date:  January 15, 1996
PHOTOCOMM, INC.


By:                               By:
 /S/ Robert R. Kauffman             /S/ Thomas C. Lavoy
     Robert R. Kauffman                 Thomas C. LaVoy
     Chief Executive Officer            Chief Financial Officer
                                        (Duly Authorized Officer and
                                        Principal Financial Officer)