Form 10QSB
period 1996-02-29
PHOTOCOMM INC
filed 1996-04-15
CIK 746255

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549


                                  FORM 10-QSB


[X]             QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                   OF THE SECURITIES AND EXCHANGE ACT OF 1934

                For the quarterly period ended February 29, 1996



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

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

Class                                   Outstanding as of 3/31/96
- -----                                   -------------------------
Common Stock, $0.10 par value                   13,652,334

                                PHOTOCOMM, INC.

                                     INDEX




PART I         Financial Information                   Page No.
               ---------------------                   --------

     Item 1.   Financial Statements

          Balance Sheets - February 29, 1996 and          3
            August 31, 1995

          Statements of Operations - Three Months ended   4
            February 29, 1996 and February 28, 1995 and
            Six Months ended February 29, 1996 and
            February 28, 1995

          Statements of Stockholders' Equity,             5
            February 29, 1996 and August 31, 1995

          Statements of Cash Flows - Six Months           6
            ended February 29, 1996 and
            February 28, 1995

          Notes to Financial Statements                   7


     Item 2.   Management's Discussion and Analysis      8-9
               of Financial Condition and Results of
               Operations


PART II        Other Information
               -----------------

     Item 4.   Submission of Matters to a Vote           10

     Item 6.   Exhibits and Reports on Form 8-K          11


<PAGE >   3
    PART I. FINANCIAL INFORMATION, ITEM 1. FINANCIAL STATEMENTS PHOTOCOMM, INC. AND SUBSIDIARIES, CONSOLIDATED BALANCE SHEETS
         FEBRUARY 29, 1996 and AUGUST 31, 1995 -- UNAUDITED
Assets                                      2/29/96       8/31/95
Current Assets:
  Cash and cash equivalents              $  297,235    $  520,269
  Accounts receivable                     2,764,268     2,352,548
  Inventories                             4,158,426     3,327,625
  Other current assets                      377,495       252,462
                                          ---------     ---------
     Total Current Assets                 7,597,424     6,452,904
Property and equipment at cost less       ---------     ---------
  accumulated depreciation & amortization 2,549,192     2,063,957
Other assets                              2,057,275       308,325
                                         ----------     ---------
     Total Assets                       $12,203,891    $8,825,186
Liabilities and Stockholders' Equity
Current Liabilities:
  Current installments of long-term debt $  642,261   $   135,949
  Line of Credit                            200,000       200,000
  Accounts payable                        1,702,684     1,129,156
  Other accrued expenses                    176,401       242,778
                                          ---------     ---------
     Total Current Liabilities            2,721,346     1,707,883
                                          ---------     ---------
Long-term debt, less current installments   380,594       720,163
                                          ---------     ---------
     Total Liabilities                    3,101,940     2,428,046
Stockholders' Equity:                     ---------     ---------
  Preferred stock:$.001 par value,
     5,000,000 shares authorized;
  Series A 12% convertible preferred stock,
     125,000 shares authorized;109,972
     shares issued and outstanding              110           110
  Series AA 11% convertible preferred stock
     200,000 shares authorized; 60,965 and
     69,365 shares issued and outstanding,
     respectively                                61            69
  Common stock; $.10 par value,
     20,000,000 shares authorized;
     14,248,509 and 13,014,160 shares
     issued & outstanding, respectively   1,424,851     1,301,416
  Additional paid-in capital             12,459,173    10,369,422
  Accumulated deficit ($808 restricted for
     cost of treasury stock held)        (4,781,436)  (5,273,069)
  Less: Cost of 400 treasury shares            (808)        (808)
                                          ---------     ---------
     Total Stockholders' Equity           9,101,951     6,397,140
                                         ----------     ---------
     Total Liabilities and Stockholders'
       Equity                           $12,203,891    $8,825,186
                                         ==========     =========
See accompanying notes to consolidated financial statements.

                                PHOTOCOMM, INC.

                     CONSOLIDATED STATEMENTS OF OPERATIONS

                                  (UNAUDITED)




                     Three Months Ended       Six Months Ended
                     2/29/96    2/28/95      2/29/96    2/28/95
                     -------    -------      -------    -------
Sales, net         $4,811,007 $5,329,327  $10,092,280 $9,131,630
Cost of sales       3,372,406  4,059,119    7,320,005  6,848,317
                    ---------  ---------    ---------  ---------
     Gross profit   1,438,601  1,270,208    2,772,275  2,283,313

Selling, general and
 administrative     1,164,663    987,029    2,270,942  1,861,977
                    ---------  ---------    ---------  ---------

Income from           273,938    283,179      501,333    421,336
 operations

Other income (expense):
 Interest expense     (19,341)   (19,036)     (36,965)   (36,612)
     Other, net        17,255     17,110       27,265     33,449
                      -------    -------      -------    -------
       Net income   $ 271,852  $ 281,253    $ 491,633  $ 418,173
                    =========  =========    =========  =========

Income per share    $     .02  $    0.02    $    .032  $    0.03
                    =========  =========    =========  =========
Weighted average
  number of common
  shares
  outstanding      14,905,346 12,287,710   14,667,510 12,257,224

See accompanying notes to consolidated financial statements.

                        PHOTOCOMM, INC. AND SUBSIDIARIES
                  CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY
                       FEBRUARY 29, 1996 AND AUGUST 31, 1995
                                 (UNAUDITED)

                         Convertible Preferred Stock
                         ----------------------------
                         Series A         Series AA      Common Stock           Additional
                         ---------------- -------------- ----------------        Paid-In      Accumulated      Treasury
                         Shares    Amount Shares  Amount Shares     Amount       Capital        Deficit          Shares    Total
                         -------   ------ ------  ------ --------   ----------   ------------ --------------   --------  ---------
Balance, August 31, 1995 109,972   $110   69,365  $69    13,014,159 $1,301,416    $10,369,421    ($5,273,069)    ($808)  $6,397,139
Common stock issued upon
 exercise of stock options                                  365,750     36,575        347,109                               383,684

Common stock issued as part
 of Sunelco purchase agreement                              225,000     22,500        377,500                               400,000

Common stock issued as part
 of Solarjack purchase agreement                            560,000     56,000      1,344,000                             1,400,000

Common stock issues upon
 exercise of warrants                                        50,000      5,000         85,000                                90,000

Preferred stock converted
 to common 4 to 1                         (8,400)  (8)       33,600      3,360         (3,352)                                   (0)

Cash dividends on Series A
 and Series AA preferred stock                                                        (60,505)                              (60,505)

Net Income                                                                                        491,633                   491,633

Balance,                 -------   ----   ------  ---    ---------- ----------    ----------- ------------    -----      ----------
 February 29, 1996       109,972   $110   60,965  $61    14,248,509 $1,424,851    $12,459,173 ($4,781,436)    ($808)     $9,101,950
                         =======  ======  ======  ===    ========== ==========    =========== ============    ======     ==========

See accompanying notes to consolidated financial statements.

                    PHOTOCOMM, INC. AND SUBSIDIARIES
                  CONSOLIDATED STATEMENTS OF CASH FLOW
        SIX MONTHS ENDED FEBRUARY 29, 1996 AND FEBRUARY 28, 1995
                              (UNAUDITED)

                                               1996       1995
                                               ----       ----
Cash flows from operating activities:
Net income                                  $ 491,633  $ 418,173
Adjustments to reconcile net income to net
 cash used by operating activities:
 Depreciation and amortization                179,249    161,573
 Increase (decrease) in allowances for
   doubtful accounts & inventory obsolescence  19,706    (21,540)
 Increase in accounts receivable             (434,173)(2,036,174)
 Increase in inventory                       (853,722)  (204,744)
 Increase in accounts payable and
   accrued expenses                           507,150  1,292,169
 Decrease (increase) in other current
   assets                                     104,891   (228,422)
                                              -------    -------
      Net cash provided by (used in)
       operating activities                    14,734   (618,965)
                                              -------    -------
Cash flows from investing activities:
 Purchase of property and equipment          (174,157)   (85,562)
 Acquisition of other assets                 (393,533)      -
                                              -------     ------
      Net cash used in investing
       activities                            (567,690)   (85,562)
                                              -------     ------
Cash flows from financing activities:
 Repayments of long-term debt                 (83,257)   (60,355)
 Proceeds from issuance of debt                  -       250,000
 Proceeds from issuance of common stock       473,684    104,813
 Purchase of Treasury stock                      -          (808)
 Cash dividends on preferred stock            (60,505)   (44,500)
                                              -------    -------
      Net cash provided by (used in)
        financing activities                  329,922    249,150
                                              -------    -------
Net increase (decrease) in cash & cash
 equivalents                                 (223,034)  (455,377)
Cash and cash equivalents at beginning
 of year                                      520,269    458,224
                                              -------    -------
Cash and cash equivalents at end of
 six months                                 $ 297,235  $   2,847
                                              =======    =======

See accompanying notes to consolidated financial statements.

                               PHOTOCOMM, INC.
                NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                             FEBRUARY 29, 1996

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

Certain reclassifications have been made in the fiscal year 1995 financial statements to conform to the reclassification used in fiscal 1996.

B.    Seasonal Nature of the Business

Revenues of the Company are generally greater in its third and fourth quarters (March through August) due to seasonal factors.

C.  Income Taxes

At February 29, 1996, the Company utilized net operating loss carryforwards of approximately $491,363 to offset fiscal 1996 income for federal income tax purposes.

D.    Acquisition and Stockholders' Equity

Effective October 3, 1995, Photocomm acquired all of the assets and assumed the related liabilities of Sunelco, Inc., a distributor of solar electric products located in Hamilton, Montana. The aggregate consideration paid by Photocomm in connection with this acquisition was approximately $850,000. The Company issued 225,000 shares of Photocomm's Common Stock, $0.10 par value, valued at $400,000 and assumed Sunelco liabilities of approximately $450,000. The assets purchased principally consisted of certain inventories and other assets valued by the parties at approximately $450,000; and goodwill and intangible assets valued by the parties at $400,000.

On February 2, 1996, Photocomm acquired all of the assets, excluding accounts receivable, of Solarjack, a solar electric pumping products manufacturer located in Safford, Arizona. The aggregate consideration paid by Photocomm in connection with this acquisition was approximately
$1,700,000. The Company paid $300,000 in cash and 560,000 shares of its Common Stock, $0.10 par value, valued at $1,400,000. The assets purchased consisted of inventories of $224,256; fixed assets of $441,578; and goodwill and intangible assets valued by the parties at $1,035,000.

Item 2. Management's Discussion and Analysis of Financial Conditions and Results of Operations

This discussion and analysis should be read in conjunction with the consolidated financial statements and the related notes thereto included elsewhere in this report.

Results of Operations
Three and six months ended February 29, 1996 vs. three and six months ended February 28, 1995.

Sales: Sales for the second quarter ended February 29, 1996 and February 28, 1995 respectively are $4,811,007 versus $5,329,327, a 9.7% decrease. Sales for the six months ended February 28, 1996 and 1995 are $10,092,280 versus $9,131,630, a 10.5%
increase. The sales revenue decrease for the quarter is attributed to reduced government sales of $1,470,000 from 1995, and six months to date reductions of $1,797,635. When government sales revenues are factored out of 1995 sales, the Company experienced a 25% increase in sales for the second quarter and 37% increase for the six months ended February 29, 1996, versus comparable prior year periods. The sales revenue increases for the quarter and six months are partially attributable to added sales from the acquisitions of Sunelco, Inc. and Jadco Manufacturing, Inc., and increased revenues from the Company's core business accounts in industrial products and systems, and distribution business in domestic and international markets. In general, sales revenue increases are due to volume increases, with little or no effect related to price changes.

Gross Profit: Gross Profit (sales less cost of sales) increased 13.2% and 21.4% for the second quarter and six months ended February 29, 1996 versus the same period in 1995. Gross profits were $1,438,601 or 30% for the second quarter and $2,772,275 or 27.5% for the six months ended February 29, 1996 compared to $1,270,208 or 23.8% for the quarter and $2,283,313 or 25% for the six months ended February 28, 1995. The 13.2% increase in the second quarter is attributed to increases in gross profit percentages from 23.8% in 1995 to 30% in 1996, offsetting sales reduction for the period of $518,320. The 21.4% increase for six months ended February 29, 1996 versus 1995 are attributed to sales revenue increases as well as increased gross profit margins to 27.5% from 25% for the prior year comparable period.

The gross profit percentage improvement is attributed to higher profit business associated to industrial products and systems business in 1996 versus 1995, the addition of retail sales from the Sunelco acquisition and the reductions of lower margin government contract business in 1996 versus 1995.

Selling, General and Administrative Expenses (SG&A): SG&A Expenses in 1996 were $1,164,663 for the second quarter and $2,270,942 for the six months ended February 29, 1996, compared to $987,029 and $1,861,977 for the same periods in the prior year. The 18% and 22% increase from the prior year are attributed to additional sales and marketing expenses, with most of the increases associated to additional marketing expenses from the Sunelco acquisition in October of 1995.

Other Income (Expense): The Company's non-operating income and expenses consist mainly of interest expense and consulting income. Interest expense for the quarter was approximately the same in the second quarter and for the six months compared to the same periods in the prior year. Other income was also very comparable for the quarter and six months ended versus the same periods in the prior year.

Net Income: The Company achieved a net income of $271,852 ($.02 per common share) for the quarter and $491,633 ($.03 per common share) for the six months ended February 29, 1996, representing approximately the same income for the quarter and a 17.5% increase for the six month period ended February 29, 1996 versus comparable prior year periods.

The net income for the quarter of $271,852 versus $281,253, approximately the same for the comparable periods, is a result of lower sales revenues, offset by significantly higher gross profit margins in the Company's industrial products and retail business, with corresponding offsets for increases in sales expenses for retail operations. The 17% increase in net income for the six month period is attributed to higher sales, improved gross profit margins and offsetting increases in SG&A expenses compared to the prior year six months ended February 28, 1995.

Liquidity and Capital Resources: The Company's working capital position continues to be stable. Working capital increased to $4,876,078 at February 29, 1996 from $4,745,021 at August 31,
1995. The current ratio is 2.8 at February 29, 1996 versus 3.8 at August 31, 1995 and the debt to equity ratio is .04 at February 29, 1996 versus .11 at August 31, 1995. The reduction in current ratio and the reduction in debt to equity ratio is a result of classifying a long-term mortgage loan of $485,000 which is due in November of 1996 into current liabilities. The Company expects to refinance the mortgage loan in the fourth quarter of 1996. The effect of reclassifying this debt back to a long-term liability causes a .6 increase in the current ratio and .06 increase to the debt to equity ratio, which is consistent with the first quarter and year end ratios of 1995.

Net cash provided by operating activities for the six months of $14,734 was primarily due to increases in inventory and accounts receivable of $1,287,895, with offsetting increases in accounts payable and decreases in other current assets of $612,041 with cash contributions from profits and depreciation of $670,822.

Net cash used in financing activities for the six months of $567,690 was for the purchase of property and equipment, and the acquisitions of Sunelco and Solarjack. Cash used for purchases of property and equipment of $174,157 was primarily for manufacturing equipment, leasehold improvements and computer equipment. Cash used in the acquisitions of Sunelco and Solarjack was $393,533.

Cash provided by financing activities of $329,922 was comprised of repayments of $83,257 of the long-term debt, offset by proceeds of $473,684 from the issuance of common stock and payment of dividends of $60,505.

On February 28, 1996, the Company renewed and expanded its $1,000,000 credit line with First Interstate Bank of Arizona to $1,200,000. The credit line is a revolving line with an annual maturity on February 28, 1997. It has certain operating covenants and is secured by the Company's inventory and accounts receivable. Interest on the line is calculated at prime plus one half of a point per annum with interest-only payments payable monthly.

Although no assurances are possible, the Company believes that its future operating cash flows, access to increased bank lines of credit, and ability to access additional equity such as the exercise of present outstanding employee stock options, will provide adequate funding for current obligations, projected operations and planned expansions for the next twelve months and the foreseeable future.


                    PART II.  OTHER INFORMATION

Item 4.   Submission of Matters to a Vote of Security Holders

At its Annual Meeting of Shareholders on January 19, 1996, the stockholders of the Company voted to reelect the Board of Directors of the Company, to approve an amendment to the Company's Stock Option Plan, and to approve a Non-Employee Directors Stock Option Plan.

Stockholders of 9,703,149 shares voted to reelect the previous Directors, amend the Company Stock Option Plan, and approve a Non-Employee Director Stock Option Plan. -0- shares voted against the proposals and -0- shares abstained from voting.

Item 6.        Exhibits

     (a)       Exhibits

               The following Exhibits are filed as part of this
Report:

                                                      Page or
Exhibit No.    Description                           Method of

Filing

  10.13        Agreement and Plan of Reorganization
               between Photocomm, Inc., Sunelco, Inc.
               and Daniel M. Brandborg and Rebeccca
               M. Brandborg dated October 3, 1995
               (filed as Form 8-K on October 18,
               1995, and incorporated herein by
               reference).

  10.14        Photocomm, Inc. and Sunelco, Inc.
               Proforma Consolidated Financial
               Statements as of August 31, 1995
               dated December 11, 1995 (filed as
               Form 8-KSB/A on December 11, 1995
               and incorporated herein by reference).

  10.15        Agreement and Plan of Reorganization
               between Photocomm, Inc., Jadco
               Manufacturing, Inc. and James C.
               Allen dated January 31, 1996 (filed
               as Form 8-K on February 14, 1996
               and incorporated herein by reference).


                             SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date:    April 12, 1996

PHOTOCOMM, INC.

By:  /s/ Robert R. Kauffman         By: /s/ Thomas C. LaVoy
         Robert R. Kauffman               Thomas C. LaVoy
         Chief Executive Officer          Chief Financial Officer
                                          (Duly Authorized Officer
                                          and Principal Financial
                                          Officer)