Form 10QSB
period 1996-05-31
PHOTOCOMM INC
filed 1996-07-15
CIK 746255

                               UNITED STATES
                    SECURITIES AND EXCHANGE COMMISSION

                          Washington, D.C. 20549


                                FORM 10-QSB


           [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                OF THE SECURITIES AND EXCHANGE ACT OF 1934

                For the quarterly period ended May 31, 1996


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

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.


Class                               Outstanding as of 6/30/96
- -----                               -------------------------
Common Stock, $0.10 par value              14,272,759

                              PHOTOCOMM, INC.

                                   INDEX




PART I         Financial Information                 Page No.
               ---------------------                 --------

     Item 1.   Financial Statements

         Balance Sheets - May 31, 1996 and               3
           August 31, 1995

         Statements of Operations - Three Months         4
           ended May 31, 1996 and 1995 and Nine
           Months ended May 31, 1996 and 1995

         Statements of Stockholders' Equity,             5
           May 31, 1996 and August 31, 1995

         Statements of Cash Flows - Nine Months          6
           ended May 31, 1996 and 1995

         Notes to Financial Statements                   7


     Item 2.   Management's Discussion and Analysis      8-10
               of Financial Condition and Results of
               Operations


PART II        Other Information
               -----------------


     Item 6.   Exhibits                                   10

    PART I.  FINANCIAL INFORMATION,   ITEM 1.  FINANCIAL STATEMENTS
    PHOTOCOMM, INC. AND SUBSIDIARIES,  CONSOLIDATED BALANCE SHEETS
    MAY 31, 1996 and AUGUST 31, 1995,   (UNAUDITED)

Assets                                       5/31/96     8/31/95
Current Assets:
 Cash and cash equivalents                $  205,844  $  520,269
 Accounts receivable                       2,995,704   2,352,548
 Inventories                               4,359,716   3,327,625
 Other current assets                        644,763     252,462
                                           ---------   ---------
   Total Current Assets                    8,206,027   6,452,904
Property and equipment at cost less        ---------   ---------
 accumulated depreciation and amortization 2,570,100   2,063,957
Other assets                               2,188,936     308,325
                                          ----------   ---------
    Total Assets                         $12,965,063  $8,825,186

Liabilities and Stockholders' Equity
Current Liabilities:
 Current installments of long-term debt   $  654,938  $  135,949
 Line of Credit                              676,529     200,000
 Accounts payable                          1,738,517   1,129,156
 Other accrued expenses                      157,853     242,778
                                           ---------   ---------
    Total Current Liabilities              3,227,837   1,707,883
                                           ---------   ---------
Long-term debt, less current installments    463,627     720,163
                                           ---------   ---------
    Total Liabilities                      3,691,464   2,428,046
Stockholders' Equity:                      ---------   ---------
 Preferred stock:$.001 par value,
  5,000,000 shares authorized;
 Series A 12% convertible preferred stock,       110         110
  125,000 shares authorized;109,972 shares
  issued and outstanding
 Series AA 11% convertible preferred stock        61          69
  200,000 shares authorized;60,965 and 69,365
  shares issued and outstanding, respectively
 Common stock;$.10 par value, 20,000,000   1,427,276   1,301,416
  shares authorized;14,272,759 and
  13,014,160 shares issued and
  outstanding, respectively
 Additional paid-in capital               12,457,136  10,369,422
 Accumulated deficit ($808 restricted for
  cost of treasury stock held)            (4,610,176) (5,273,069)
 Less: Cost of 400 treasury shares              (808)       (808)
                                           ---------   ---------
    Total Stockholders' Equity             9,273,599   6,397,140
                                           ---------   ---------
    Total Liabilities and Stockholders'
      Equity                             $12,965,063  $8,825,186
See accompanying notes to consolidated financial statements.

                              PHOTOCOMM, INC.

                   CONSOLIDATED STATEMENTS OF OPERATIONS

                                (UNAUDITED)



                     Three Months Ended      Nine Months Ended
                           May 31                 May 31
                     ------------------      -----------------

                      1996       1995        1996        1995
                      ----       ----        ----        ----

Sales, net         $5,177,921 $6,292,979 $15,270,201 $15,424,609
Cost of sales       3,723,466  4,943,283  11,043,472  11,791,600
                    ---------  ---------  ----------  ----------
   Gross profit     1,454,455  1,349,696   4,226,729   3,633,009

Selling, general,
 administrative     1,272,626  1,091,043   3,543,568   2,953,199
                    ---------  ---------   ---------   ---------

Income (loss)
 from operations      181,829    258,653     683,161     679,810

Other income
 (expense):
 Interest expense     (19,640)   (28,549)    (56,605)    (65,161)
 Other, net             9,072     21,085      36,337      54,534
                       ------     ------      ------      ------
  Net income(loss)  $ 171,261  $ 251,189   $ 662,893   $ 669,183
                      =======    =======     =======    ========

Income (loss) per
  share             $     .01  $     .02   $     .04   $     .05
                          ===        ===         ===         ===

Weighted average
 number of
 common shares
 outstanding       14,807,197 12,337,987  14,402,795  12,285,953


See accompanying notes to consolidated financial statements.


                                      PHOTOCOMM,INC. AND SUBSIDIARIES
                              CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY
                                      MAY 31, 1996 AND AUGUST 31, 1995
                                               (UNAUDITED)

                                Convertible Preferred Stock
                               ------------------------------
                                    Series A      Series AA       Common Stock        Additional
                               ---------------  -------------  --------------------    Paid-In    Accumulated Treasury
                               Shares  Amount   Shares Amount  Shares      Amount      Capital      Deficit    Shares   Total
                               ------- ------   ------ ------ ---------- ----------   ----------- ------------ ------ -----------
Balance, August 31, 1995       109,972 $110     69,365    $69 13,014,159 $1,301,416   $10,369,421 ($5,273,069) ($808)  $6,397,139


Common stock issued upon
 exercise of stock options                                       390,000     39,000       371,663                         410,663

Common stock issued as part
 of Sunelco purchase agreement                                   225,000     22,500       377,500                         400,000

Common stock issued as part
 of Solarjack purchase agreement                                 560,000     56,000     1,344,000                       1,400,000

Common stock issues upon
 exercise of warrants                                             50,000      5,000        85,000                          90,000

Preferred stock converted
 to common 4 to 1                               (8,400)    (8)    33,600      3,360        (3,352)                             (0)

Cash dividends on Series A
 and Series AA preferred stock                                                            (87,096)                        (87,096)

Net Income                                                                                            662,893             662,893
                               ------- ----     ------ ------ ---------- ----------   ----------- ------------ ------  ----------
Balance, May 31, 1996          109,972 $110     60,965    $61 14,272,759 $1,427,276   $12,457,136 ($4,610,176) ($808)  $9,273,598
                               ======= ====     ====== ====== ========== ==========   =========== ============ ======  ==========


See accompanying notes to consolidated financial statements.

                     PHOTOCOMM, INC. AND SUBSIDIARIES
                   CONSOLIDATED STATEMENTS OF CASH FLOW
                  NINE MONTHS ENDED MAY 31, 1996 AND 1995
                                (UNAUDITED)

                                              1996        1995
                                              ----        ----
Cash flows from operating activities:
Net income                                $  662,893  $  669,183
Adjustments to reconcile net income to
  net cash used by operating activities:
 Depreciation and amortization               291,173     242,399
 Increase in allowances for doubtful
  accounts & inventory obsolescence           44,206       9,810
 Increase in accounts receivable            (671,794) (2,072,886)
 Increase in inventory                    (1,073,327)   (600,147)
 Increase in accounts payable and
  accrued expenses                           524,435   1,143,284
 Increase in other current assets           (162,377)    (65,839)
                                           ---------   ---------
    Net cash used in operating
     activities                             (384,791)   (674,196)
                                           ---------   ---------
Cash flows from investing activities:
 Purchase of property and equipment         (270,365)   (100,928)
 Acquisition of other assets                (411,818)       -
                                           ---------   ---------
    Net cash used in investing
     activities                             (682,183)   (100,928)
                                           ---------   ---------
Cash flows from financing activities:
 Repayments of long-term debt               (137,547)    (91,417)
 Proceeds from issuance of debt              476,529     550,000
 Proceeds from issuance of common stock      500,663      52,396
 Proceeds from issuance of preferred stock      -         46,640
 Cash dividends on preferred stock           (87,096)    (94,218)
 Purchase of Treasury Shares                    -           (808)
                                            --------    --------
    Net cash provided by financing
     activities                              752,549     462,593
                                            --------    --------
Net decrease in cash and cash
 equivalents                                (314,425)   (312,531)

Cash and cash equivalents at beginning
 of year                                     520,269     458,224
                                            --------    --------
Cash and cash equivalents at end of
 nine months                               $ 205,844  $  145,693
                                            ========     =======

See accompanying notes to consolidated financial statements.

                                          PHOTOCOMM, INC.
                             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                            MAY 31, 1996

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

C.   Income Taxes

At May 31, 1996, the Company utilized net operating loss carryforwards of approximately $662,893 to offset fiscal 1996 income for federal income tax purposes.

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

Results of Operations

Three and nine months ended May 31, 1996 vs. three and nine months ended May 31, 1995.

Sales: Sales for the third quarter ended May 31, 1996 and May 31, 1995 respectively are $5,177,921 versus $6,292,979, a 17.8%
decrease. Sales for the nine months ended May 31, 1996 and 1995 are $15,270,201 versus $15,424,609, a 1% decrease. The sales revenue decrease for the quarter is attributed to reduced government sales of $2,690,000 from 1995, and nine months to date reductions of $4,492,000. When government sales revenues are factored out of 1995 sales, the Company experienced a 44% increase in sales for the third quarter and 40% increase for the nine months ended May 31, 1996 versus comparable prior year periods. The sales revenue increases for the quarter and nine months are partially attributable to added sales from the acquisitions of Sunelco, Inc. and Jadco Manufacturing, Inc., and increased revenues from the Company's core business accounts in industrial products and systems, and distribution business in domestic and international markets. In general, sales revenue increases are due to volume increases, with little or no effect related to price changes.

Gross Profit: Gross profit (sales less cost of sales) increased 7.8% and 16.4% for the third quarter and nine months ended May 31, 1996 versus the same period in 1995. Gross profits were $1,454,455 or 28.1% for the third quarter and $4,226,729 or 27.7% for the nine months ended May 31, 1996 compared to $1,349,696 or 21.5% for the third quarter of 1995 and $3,633,009 or 23.6% for the nine months ended May 31, 1995. The 7.8% increase in the third quarter is attributed to increases in gross profit percentages from 21.5% in 1995 to 28.1% in 1996, offsetting sales reduction for the period of $1,115,058. The 16.4% increase for the nine months ended May 31, 1996 versus 1995 are attributed to increased gross profit margins to 27.7% from 23.6% for the prior year comparable period.

The gross profit percentage improvement is attributed to higher profit business associated with industrial products and systems business in 1996 versus 1995, the addition of retail sales from the Sunelco acquisition and the reductions of lower margin government contract business in 1996 versus 1995.

Selling, General and Administrative Expenses (SG&A): SG&A Expenses in 1996 were $1,272,626 for the third quarter and $3,543,568 for the nine months ended May 31, 1996, compared to $1,091,043 and $2,953,199 for the same periods in the prior year. The 17% and 20% increase from the prior year are attributed to additional sales and marketing expenses, with most of the increases associated to additional marketing expenses from the Sunelco and Solarjack acquisitions in October 1995 and February 1996, respectively.

Other Income (Expense): The Company's non-operating income and expenses consist mainly of interest expense and consulting income. Interest expense for the quarter was approximately the same in the third quarter and for the nine months compared to the same periods in the prior year.

Net Income: The Company achieved a net income of $171,261 ($.01 per common share) for the quarter and $662,893 ($.04 per common share) for the nine months ended May 31, 1996, representing a 31.8% decrease for the quarter and approximately the same income for the nine month period ended May 31, 1996 versus comparable prior year periods.

The lower net income for the quarter of $171,261 versus $258,652 is a result of reduced sales revenues, offset by significantly higher gross profit margins in the Company's industrial products and retail business, with corresponding offsets for increases in sales expenses for retail operations.

Liquidity and Capital Resources: The Company's working capital position continues to be stable. Working capital increased to $4,978,190 at May 31, 1996 from $4,745,029 at August 31, 1995. The current ratio is 2.5 at May 31, 1996 versus 3.8 at August 31, 1995 and the debt to equity ratio is .05 at May 31, 1996 versus .11 at August 31, 1995. The reduction in current ratio and the reduction in debt to equity ratio is a result of classifying a long-term mortgage loan of $485,000 which is due in November of 1996 into current liabilities. The Company expects to refinance the mortgage loan in the fourth quarter of 1996. The effect of reclassifying this debt back to a long-term liability causes a .5 increase in the current ratio and a .5 increase to the debt to equity ratio, which is consistent with the third quarter and year-end ratios of 1995.

Net cash used in operating activities for the nine months of $384,791 was primarily due to increases in inventory and accounts receivable of $1,745,121, with offsetting increases in accounts payable and in other current assets of $362,058 with cash contributions from profits and depreciation of $954,066.

Net cash used in financing activities for the nine months of $682,183 was for the purchase of property and equipment, and the acquisitions of Sunelco and Solarjack. Cash used for purchases of property and equipment of $270,365 was primarily for manufacturing equipment, leasehold improvements and computer equipment. Cash used in the acquisitions of Sunelco and Solarjack was $411,818.

Cash provided by financing activities of $752,549 was comprised of repayments of $137,547 of the long-term debt, offset by proceeds of $977,192 from the issuance of common stock, borrowings on the line of credit and payment of dividends of $87,096.

On February 28, 1996, the Company renewed and expanded its $1,000,00 credit line with First Interstate Bank of Arizona to $1,200,000. The credit line is a revolving line with an annual maturity on February 28, 1997. It has certain operating covenants and is secured by the Company's inventory and accounts receivable. Interest on the line is calculated at prime plus one half of a point per annum with interest-only payments payable monthly.

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


                                    PART II.  OTHER INFORMATION

Item 6.        Exhibits

     (a)       Exhibits

               The following Exhibits are filed as part of this
               Report:

Exhibit No.    Description                              Page

  10.16        Executive Compensation Agreement          11
               between Photocomm, Inc. and Robert
               R. Kauffman dated January 1, 1996.

  11           Computation of Primary Net Income         17
               per Common Share


                                             SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date:    July 15, 1996

PHOTOCOMM, INC.

By:  /s/ Robert R. Kauffman      By:  /s/ Thomas C. LaVoy
     Robert R. Kauffman              Thomas C. LaVoy
     Chief Executive Officer         Chief Financial Officer
                                     (Duly Authorized Officer and
                                      Principal Financial Officer)

                                           EXHIBIT 10.16

                                       EXECUTIVE COMPENSATION


This Executive Compensation Agreement (this "Agreement"), is entered into as of the _1st_ day of January, 1996, between PHOTOCOMM, INC., an Arizona corporation (the "Company"), and ROBERT R. KAUFFMAN ("Executive"), but is effective as of the first day of January, 1996 ("Effective Date"). The Company and Executive are collectively referred to herein as the "Parties." Upon the occurrence of the Effective Date, this Agreement automatically shall supersede any agreement between the Company and Executive concerning Executive's employment by the Company.


SECTION I. AGREEMENT OF THE PARTIES

The Company agrees to employ Executive and Executive agrees to serve in the employ of Company as follows:

(a) Executive agrees to serve the Company as President and Chief Executive Officer during the term of this Agreement. Executive further agrees to use his best efforts, and apply his skill and experience, to the proper performance of his duties hereunder and to the business and affairs of the Company. Executive agrees to serve the Company faithfully, diligently and to the best of his ability.

(b) The principal location from which Executive will serve the Company and perform his duties hereunder shall be Scottsdale, Arizona.

The Company shall compensate Executive for his services as provided herein.


SECTION II. TERM OF EMPLOYMENT

Executive's employment shall commence under the terms of this Agreement on the Effective Date, and shall continue hereunder until December 31, 1998, unless this Agreement is terminated in accordance with Section V. Notwithstanding the foregoing, the term of this Agreement shall automatically renew and extend as of January 1 of each year so that as of said date each year the unexpired term hereof shall continue to be three (3) years, unless and until either party gives written notice to the other party at least thirty (30) days prior to January 1 of any year to the effect that this Agreement should not be further extended, in which event the term of this Agreement shall not then be further extended and shall terminate two years following the next succeeding January 1.


SECTION III. COMPENSATION; BENEFITS

A. Base Compensation. Commencing with the 1996 calendar year, the Company shall pay Executive a base annual salary of $210,000. Executive's base annual salary may be increased by the Company during the term of this Agreement based upon the Executive's and the Company's performance. Notwithstanding the foregoing, in the case of substantial and persistent deterioration of the Company's performance, the Company may reduce Executive's base annual salary consistent with similar salary reductions of other Company officers until the Company's performance improves. Executive's base annual salary shall be paid by the Company in semi-monthly installments commensurate with the Company's normal employee pay days.

B.  Incentive Compensation.  The Company shall also provide
Executive incentive compensation as follows:

1. Annual Cash Bonus. Executive shall be awarded an annual cash bonus based upon Company performance in an amount to be determined by the Board of Directors of the Company pursuant to this subparagraph. Prior to or shortly after the beginning of each fiscal year of the Company, Executive shall submit for Board approval the Company's fiscal year performance goals, including an operating plan and financial budget. Following the end of the fiscal year the Board shall determine the extent to which said goals have been achieved and the amount of the cash bonus based upon such performance. The target amount of such cash bonus shall be in the range of from thirty (30%) percent to fifty (50%) percent of Executive's annual base salary and shall be payable within thirty (30) days following public release of the Company's fiscal year results.

2. Annual Stock Option Grant. For the first year of the term hereof Executive shall be granted non-qualified stock options to purchase 200,000 shares of the Company's common stock. The number of options for subsequent years of the term hereof shall be determined annually by the Board of Directors giving due consideration to the number of options granted each prior year and any changes in the capital structure of the Company. All of the options shall be at the then existing market price as determined by the Board, or an appropriate committee thereof, with an exercise term of 10 years. Executive's options shall have all rights and benefits related to stock options of the Company contemplated by the Employee Stock Option Plan of the Company.

C. Supplemental Benefits. Nothing contained in this Section III shall affect or in any way limit Executive's rights as an employee of the Company to participate in any profit sharing plan, supplemental compensation arrangements or any other fringe benefits offered by the Company to its employees as set forth in the Company's employee handbook, and compensation received by Executive hereunder shall be in addition to the foregoing. Without limiting the generality of the foregoing, the Company shall additionally provide the following supplemental benefits to
Executive:

1. Life and Disability Insurance. The Company shall maintain in force (i) a Five Hundred Thousand Dollar ($500,000) term life insurance policy with Executive's designated beneficiary, and
(ii) a disability insurance policy with a total monthly benefit of at least 50% of Executive's monthly base salary.

2. Financial, Legal and Tax Services Reimbursement. The Company shall reimburse Executive for expenses incurred by him for personal financial, legal and tax services, up to a maximum of $5,000.00 in any calendar year. The foregoing reimbursement limit shall increase by five (5%) percent each calendar year commencing January 1, 1997.

3. Supplemental Medical Expense Reimbursement. The Company shall directly pay or reimburse to Executive, medical expenses of Executive and Executive's immediate family members which are incurred in excess of the Company's group medical insurance coverage to a limit of $7,500 each calendar year ("Supplemental
Medical Expense Reimbursement Plan").   The foregoing
Supplemental Medical Expense Reimbursement limit shall increase by five (5%) percent each calendar year commencing January 1, 1997.


SECTION IV.  SALARY CONTINUATION UPON DISABILITY

In the event Executive shall, by reason of illness or other incapacity, become unable to perform the services agreed upon herein, the Company shall continue to compensate Executive for twelve (12) months commencing from the date of such illness or other incapacity at his base monthly salary less any amounts actually received by Executive from the disability insurance policies carried by the Company for the benefit of Executive pursuant to Section III.C above.


SECTION V.  RETIREMENT

Upon achievement of sustained profitable Company performance, as determined by the Board, the Company will develop and provide to Executive an appropriate, competitive Supplemental Executive
Retirement Plan ("SERP").


SECTION VI.  CONTINUATION OF MEDICAL EXPENSE BENEFITS

Coverage under the Company's group medical insurance plan ("Group Plan") shall continue during Executive's disabled status with the Company, and shall also continue in the event Executive should die during active or disabled status with the Company for the benefit of his surviving spouse and dependent children for two
(2) years following Executive's death. In the event that Executive's, or Executive's spouse's and children's, participation in the Group Plan is not permitted following his disability or death under the general terms and provisions of the Group Plan, the Company shall arrange to provide Executive, or his spouse and children, with benefits substantially similar to those which would be available under such Plan.


SECTION VII. TERMINATION

A.  By Executive.

1. Without Cause. If Executive voluntarily terminates his performance of services to the Company for any reason other than for cause, then the Company's obligations to make any payments or provide any benefits to Executive, in respect of periods after such termination, automatically shall terminate and be forfeited.

2.  With Cause.   If Executive voluntarily terminates his
performance of services to the Company for cause including (i) the Company's failure to perform the Company's obligations under this Agreement, and that failure continues for thirty (30) days following written notice from Executive of nonperformance, or
(ii) the failure of the Board of Directors of the Company to elect the Executive as Chief Executive Officer of the Company, then the Company shall pay Executive a lump sum cash payment equal to twice the amount of the highest annual base salary and cash bonus paid to Executive during the three previous years and Executive shall be entitled to such other payments as may be due, or would have been due Executive under any of the provisions of this Agreement had such termination not occurred and shall have all his rights and remedies against the Company that are available at law or in equity.

B. By the Company. In the event the Company discharges Executive from his duty and right to perform services in connection with this Agreement for any reason other than for cause, the Company shall pay Executive a lump sum cash payment equal to twice the amount of the highest annual base salary and cash bonus paid to Executive during the three previous years and Executive shall be entitled to such other payments as may be due, or would have been due Executive under any of the provisions of this Agreement had such termination not occurred and shall have all his rights and remedies against the Company that are available at law or in equity. For purposes hereof the Company shall have "cause" to terminate Executive upon (i) conviction of Executive of a crime constituting a felony, and (ii) after ninety
(90) days written notice to Executive by the Company concerning said conditions: (aa) Executive's continued persistent gross negligence in the performance of his duties hereunder, or (bb) Executive's continued repeated and willful failure or refusal to perform his significant duties hereunder. Any termination of Executive by the Company that is not a termination for cause shall be deemed a termination without cause.

C. Other Payments. In the event Executive's employment pursuant to this Agreement is terminated for any reason the Executive shall be entitled to any and all vested rights under any profit sharing, pension or other employee benefit plan of the Company in accordance with the terms and provisions of such plans, and all deferred compensation payments previously agreed upon by Executive and the Company, if any.


SECTION VIII.  ACCELERATED VESTING OF STOCK OPTIONS

At the option of Executive, all of the stock options for the purchase of the Company's stock held by the Executive, or as many of said options as elected by Executive, shall become immediately exercisable and vested: (i) should the Company discharge Executive from his right and duty to perform services under this Agreement at any time without cause, (ii) if the Board of Directors of the Company fails to elect the Executive as Chief Executive Officer of the Company, or (iii) if any single shareholder or group of affiliated shareholders acquire in excess of fifty (50%) percent of the voting securities of the Company and elects a majority of the Board of Directors of the Company.

SECTION IX.  CONFIDENTIALITY

Executive agrees that, during the continuance of this Agreement and thereafter, he shall not (otherwise than pursuant to his duties hereunder) disclose without the written consent of the Company, any material or substantial, confidential or proprietary know-how, data or information pertaining to the Company, or its business, personnel or plans, to any person, firm, corporation or other entity, for any reason or purpose whatsoever. Executive acknowledges and agrees that all memoranda, notes, records and other documents made or compiled by Executive or made available to Executive concerning the Company's business shall be the Company's exclusive property and shall be delivered by Executive to the Company upon expiration or termination of this Agreement or at any other time upon the request of the Company.

The provisions of this Section IX shall survive the expiration or termination of this Agreement or any part thereof, without regard to the reason therefor.


SECTION X.  COVENANT NOT TO COMPETE

The Parties acknowledge that Executive's willingness to enter into this Agreement and to continue as an employee of the Company constitutes a material inducement to the Company's agreement to make payments to Executive as set forth herein including those to be made upon termination. The Parties further acknowledge that Executive's performance of all terms of this Agreement is necessary to protect the Company's legitimate business interests. Executive agrees, that, during the continuance of this Agreement and for a period of one (1) year thereafter, he will not, on behalf of himself, or on behalf of any other person, company, corporation, partnership or other entity or enterprise, directly or indirectly, as an employee, proprietor, stockholder, partner, consultant, or otherwise, engage in any business or activity competitive with the business activities of the Company as they are now or hereafter undertaken by the Company.

The provisions of this Section X shall be void in the event Executive is terminated without cause or Executive terminates his performance under this Agreement with cause including (i) the Company's failure to perform the Company's obligations under this Agreement, and that failure continues for thirty (30) days following written notice from Executive of nonperformance, (ii) the failure of the Board of Directors of the Company to elect the Executive as Chief Executive Officer of the Company, or (iii) if any single shareholder or group of affiliated shareholders acquire in excess of fifty (50%) percent of the voting securities of the Company and elects a majority of the Board of Directors of the Company.

In the event Executive's employment under this Agreement is occasioned by a termination of Executive for cause, the one (1)
year period contained in this Section X shall instead be two (2) years.


SECTION XI.  DEDUCTIONS AND WITHHOLDING

Executive agrees that the Company and its affiliated companies shall withhold from any and all payments required to be made to Executive in accordance with this Agreement all federal, state, local and other taxes that the Company or any such affiliates determine are required to be withheld in accordance with applicable statutes and regulations from time to time in effect.

SECTION XII.  NOTICES

All notices, requests, demands and other communications hereunder shall be in writing and shall be deemed given when delivered personally or when deposited in the U.S. Mail if sent by registered or certified mail, prepaid and return receipt requested, to the other party hereto at his or its mailing address as set forth on the signature page of this Agreement, and in the case of the Company, marked to the attention of Secretary. Either party may change the address which such communications hereunder shall be sent by sending notice of such change to the other party as herein provided.

SECTION XIII.  SEVERABILITY

If any provision of this Agreement or any part hereof is invalid, unlawful or incapable of being enforced by reason of any rule of law or public policy, all conditions and provisions of this Agreement which can be given effect without such invalid, unlawful or unenforceable provision shall, nevertheless, remain in full force and effect.


SECTION XIV.  BOARD APPROVAL

By execution of this Agreement, the Company acknowledges that this Agreement has been reviewed and adopted by a resolution approved by a majority of the members of the Board of Directors of the Company.


SECTION XV.  COMPLETE UNDERSTANDING; PRIOR AGREEMENTS

This Agreement (which includes all employee benefit plans of Company referenced herein) constitutes the complete understanding between the Parties with respect to the undertaking of Executive hereunder, and no statement, representation, warranty or covenant has been made by either party with respect thereto except as expressly set forth herein. Unless otherwise specifically referred to herein, this Agreement shall, from and after the Effective Date, supersede, in all respects, all previous agreements in regard to employment between Executive and the Company. This Agreement shall not be altered, modified, amended or terminated except by written instrument signed by each of the Parties hereto.


SECTION XVI.  GOVERNING LAW

This Employment Agreement shall be governed by, and construed and enforced in accordance with, the laws of the State of Arizona.


IN WITNESS WHEREOF, the parties hereto have executed this Agreement effective as of the day and year first above written.

PHOTOCOMM, INC.
an Arizona corporation


By: /s/ Donald E. Anderson         /s/ Robert R. Kauffman
    ----------------------         ----------------------
Donald E. Anderson                 Robert R. Kauffman
Chairman of the Board              13670 N. 85th Place
7681 E. Gray Road                  Scottsdale, AZ 85260
Scottsdale, Arizona 85260

                                             EXHIBIT 11
                                          PHOTOCOMM, INC.
                         COMPUTATION OF PRIMARY NET INCOME PER COMMON SHARE
                             (In thousands, except per share amounts)

                             Quarter ended(1)  Nine months ended(1)
                              May 31, 1996       May 31, 1996

Net income                     $ 171,261           $ 662,893

Preferred stock dividends        (26,591)            (87,096)
 declared

Reduction of interest              N/A                 N/A
 expense

Interest revenue on assumed        N/A                 N/A
 purchase of U.S. government
 securities                        ---                 ---

Net income applicable to       $ 144,670           $ 575,797
 common stockholders           =========           =========

Weighted average shares:
 Common shares outstanding    14,258,316          13,782,378

Common equivalent shares         548,881             620,417
 issuable upon exercise of
 stock options (2)

Shares issuable upon conversion
 of preferred stock                N/A                 N/A
                                   ---                 ---
Total weighted average shares,
 as adjusted                  14,807,197          14,402,795
                              ==========          ==========

Earnings per share                  $.01                $.04
                                    ====                ====


(1) Prior year data is not included because the stock equivalents and convertible securities are anti-dilutive. Earnings per share for prior years is calculable from the face of the statement of operation.

(2) Amount calculated using the treasury stock method under the 20% rule.