Form 10KSB
period 1996-08-31
PHOTOCOMM INC
filed 1996-11-29
CIK 746255

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                          Washington, D.C. 20549
                                FORM 10-KSB
[X]                ANNUAL REPORT UNDER SECTION 13 OR 15(d)
                  OF THE SECURITIES EXCHANGE ACT OF 1934
                 For the fiscal year ended August 31, 1996
                                    OR
[ ]              TRANSITION REPORT UNDER SECTION 13 OR 15(d)
                  OF THE SECURITIES EXCHANGE ACT OF 1934
                        Commission File No. 0-12807
                              PHOTOCOMM, INC.
Incorporated in the State of Arizona            IRS No. 86-0411983
       7681 East Gray Road, Scottsdale, Arizona 85260 (602)948-8003

Securities Registered under Section 12(b) of the Exchange Act:None
      Securities Registered under Section 12(g) of the Exchange Act:
                       Common Stock, $0.10 par value

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

Revenues for the fiscal year ended August 31, 1996 were $22,995,264.

Based upon the average of the bid and asked prices as of November
15, 1996, the aggregate market value of common stock held by non-affiliates of the registrant was approximately $12,159,677.

Check whether the issuer has filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Exchange Act after the distribution of securities under a plan confirmed by a
court.         Yes (X)   No ( )

Common stock outstanding at November 15, 1996: 14,309,440 shares.

Documents incorporated by reference:
1. Certain portions of the Registrant's Information Statement, to be filed pursuant to Regulation 14C of the Securities Exchange Act of 1934, as amended, in connection with the Annual Meeting of the Stockholders of the Registrant to be held on January 31, 1997, are incorporated by reference into Part III of this report.
                                        Exhibit Index at Page
                                                Total Pages




                             TABLE OF CONTENTS




PART I                                                      Page

Item 1.   Description of Business                             3
Item 2.   Description of Property                            11
Item 3.   Legal Proceedings                                  12
Item 4.   Submission of Matters to a Vote of                 12
          Security Holders


PART II

Item 5.   Market for Common Equity and Related               12
          Stockholder Matters
Item 6.   Management's Discussion and Analysis or            13
          Plan of Operation
Item 7.   Financial Statements                               19
Item 8. Changes In and Disagreements with Accountants 20 on Accounting and Financial Disclosure

PART III

Item 9.   Directors, Executive Officers, Promoters and       21
          Control Persons, Compliance with Section 16(a)
          of the Exchange Act
Item 10.  Executive Compensation                             21
Item 11.  Security Ownership of Certain Beneficial           21
          Owners and Management
Item 12.  Certain Relationships and Related Transactions     21
Item 13.  Exhibits and Reports on Form 8-K                   22






















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

In 1990, the Company entered into a financial agreement with Westinghouse Electric Corporation ("Westinghouse") pursuant to which Westinghouse invested in equity and debt securities of the Company and obtained options to purchase additional equity securities. From 1990 through 1994 Westinghouse provided the Company with $3.625 million in financial and operational support. On November 9, 1993, the Company entered into a financial agreement with The New World Power Corporation ("NWP") pursuant to which NWP obtained a significant equity interest in the Company and obtained options to purchase additional equity securities from the Company and certain other stockholders of the Company. On August 30, 1994, the Company, Westinghouse and NWP entered into an Exchange Agreement pursuant to which NWP acquired all of Westinghouse's equity and debt interest in the Company, as well as additional accounts payable and accrued liabilities from the Company to Westinghouse. NWP exchanged all of the debt securities, convertible securities and accounts payable and accrued liabilities for shares of the Company's Common Stock. In exchange for its interest in the Company, Westinghouse received a minority interest in NWP.

On November 21, 1996, the Company entered into a new financial and strategic agreement with Golden Technologies, Inc. ("GTC") and NWP
(the "Stock Purchase Agreement"). Pursuant to the Stock Purchase Agreement, GTC acquired NWP's 44% interest in the Company, and NWP and the Company terminated all of their respective rights and options pursuant to the November 9, 1993 Stock Purchase Agreement and the August 30, 1994 Exchange Agreement. GTC also acquired from the Company 1,000,000 shares of unregistered common stock for $2.75 per share. In conjunction with the Stock Purchase Agreement, GTC acquired 450,000 shares of unregistered common stock from PLI, 450,000 shares of unregistered common stock from Robert R.
Kauffman, the Company's President, 50,000 shares of unregistered common stock from Myron Anduri, the Company's Senior Vice
President, and 50,000 shares of unregistered common stock from Thomas LaVoy, the Company's Chief Financial Officer, at $2.75 per share. The Company granted demand registration rights to GTC covering the shares purchased from NWP and the Company and all other shares they may own, provided GTC shall pay one-half the costs of any demand registration. The Stock Purchase Agreement also settled and dismissed litigation among NWP, GTC and the Company relating to actions taken by the Company's Board of Directors in September 1996. The Company agreed to rescind certain defensive actions taken by the Board of Directors and to redeem the Series C Junior Participating Preferred Shares
Rights Plan adopted in September 1996.

As a result of the foregoing transactions, as of November 21, 1996, GTC held approximately 52% of the issued and outstanding shares of common stock of the Company. In addition, GTC has the preemptive right to subscribe for a proportionate share of all future equity offerings of the Company provided GTC owns at least 20% of the issued and outstanding stock of the Company or 6,000,000 shares.
In addition, the Stock Purchase Agreement permits GTC to designate three members of the Company's six member Board of Directors. In this regard, GTC has replaced all of the NWP directors (John Kuhns, Gerald Cummins and Robert MacDonald) with Jeff Coors, John Coors and Jed Burnham. GTC is a wholly-owned subsidiary of ACX Technologies, Inc. ("ACX"). ACX, a New York Stock Exchange company.

On October 3, 1995, the Company acquired all of the assets and assumed the related liabilities of Sunelco, Inc. ("Sunelco"), a catalog distributor of solar electric products located in Hamilton, Montana (the "Acquisition"). The aggregate consideration paid by Photocomm in connection with the Acquisition was $914,986. The Company issued 225,000 shares of Photocomm's Common Stock, $0.10 par value, valued at $400,000 and assumed liabilities of Sunelco of $456,674 and paid $58,312 in cash. The assets purchased principally consisted of certain inventories and other assets valued by the parties at $456,674; and goodwill and intangible assets valued by the parties at $458,312.

On February 2, 1996, Photocomm acquired all of the assets, excluding certain accounts receivable, of Solarjack Manufacturing, Inc. ("Solarjack"), a solar electric pumping products manufacturer located in Safford, Arizona. The aggregate consideration paid by Photocomm in connection with this acquisition was $1,737,240. The Company paid $337,240 in cash and 560,000 shares of its Common Stock, $0.10 par value, valued at $1,400,000. The assets purchased consisted of inventories of $204,256; fixed assets of $441,578; and goodwill of $1,091,406.

Solar Electric Industry - Background

Solar electric (technically, "photovoltaic") power generation is an emerging, high technology industry based upon the recent commercial application of advanced semiconductor devices which convert sunlight directly to electricity.

The first applications of solar electric technology were in space satellite power systems in the 1950's. These early solar electric systems utilized in the U.S. space program were extremely expensive, but their reliability and no fuel requirement proved ideal for this remote application. As a potential earth-based alternative energy source, solar electric systems offered the additional benefits of silent, pollution-free power generation, requiring no power lines and virtually no maintenance. Although prohibitively expensive at the time for commercial use, the potential of solar electric technology as an "ideal" energy alternative generated world-wide interest and increasing levels of research and development investments, particularly in the U.S. and Japan. In the early 1970's, the dramatic increases in oil prices and the accelerated search for energy alternatives spurred investment in solar electric technologies, particularly by the large oil companies. By the early 1980's, dramatic cost reductions and greatly improved system performance set the stage for the commencement of the market development phase of this emerging technology in a wide range of commercial applications.

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

Industry Structure

As a result of the extensive manufacturing capital requirements and research expenditures, solar electric module production has been dominated by large, multi-national oil and electronics companies in the United States, Japan and Europe. Three companies are the acknowledged world leaders in module manufacturing technology and market share: Siemens Solar Industries, a division of Siemens A.G. (manufacturing facility in California); Solarex Corporation, a subsidiary of Amoco (headquartered in Rockville, Maryland); and Kyocera in Japan. Other major international module manufacturers are BP Solar (British Petroleum, U.K.), Sharp, Sanyo and Cannon (Japan).

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

The Company has a photovoltaic module distribution arrangement with Kyocera America, Inc. ("Kyocera"). The Company represents Kyocera solar electric modules in the United States, Canada, Latin America and South America. Kyocera, the world's third largest manufacturer of solar electric modules, offers the Company competitive supply terms and the opportunity to develop and establish a Western Hemisphere dealer organization. The arrangement is informal, but intended to be renewed annually by mutual agreement.

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

Company Marketing Organization

The Company markets its products to a broad range of consumer, commercial, industrial and government customers. Approximately
30% of the Company's sales are through a network of over 350 dealers who purchase products from the Company for resale to their own customer accounts, and 10% direct retail customers primarily accessed by the Company's Sunelco mail-order operation. The remainder of Company sales are direct to end-user customers, primarily industrial companies and government agencies. In recent years, the Company has focused considerable marketing resources on the wireless communication industry. This market represented approximately 60% and 65% of the Company's sales in fiscal 1996 and fiscal 1995, respectively. During its fiscal year ended August 31, 1996, the Company's customer base totaled over three thousand accounts and no single customer accounted for more than 10% of the Company's annual sales. During its fiscal year ended August 31, 1995, the U.S. Navy represented 15% of sales, and no other single customer accounted for more than 10% of sales.

Historically, the Company's primary geographical marketing emphasis has been in the Western and Southwestern United States, accounting for approximately 75% of Company sales. The remainder of sales are widely dispersed, with international customers accounting for approximately 17% in fiscal 1996 and 12% in fiscal 1995.

Approximately 40% in fiscal 1996 and 25% in fiscal 1995 of Company sales revenues are derived from consumer and residential-related markets with historically strongest demand in the spring and summer seasons, corresponding to the Company's third and fourth fiscal year quarters.

The Company's regional sales centers are strategically located to provide service and support in primary market areas. Including the Company headquarters located in Scottsdale, Arizona, there are currently nine regional offices located in:

     Industrial Division                Distribution Division
     - San Diego, California            - Scottsdale, Arizona
     - Denver, Colorado                 - Tucson, Arizona
     - Houston, Texas                   - Safford, Arizona
     - Fort Myers, Florida              - Hamilton, Montana
     - Brisbane, Australia

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

The domestic market for solar electric products, accounting for the majority of the Company's sales, may be categorized by project size into two primary competitive segments. Large projects, valued on an installed cost basis at greater than $200,000 each, account for about 5-10% of the domestic market and include government-funded utility company demonstration projects. Small projects and applications represent the majority of industry sales with an average end-user system purchase price in the range of $2,500- $100,000.

Although there are no known accurate industry surveys relative to market size or actual solar electric system end-user purchases, the Company estimates the total domestic market to be in the range of $45-60 million in 1996. The "large project" market is approximately $5-10 million with the remainder of sales in the "small systems" category. The domestic "large project" market is dominated by the major U.S. based solar electric module manufacturers, principally Siemens Solar Industries located in Camarillo, California and the Solarex Corporation in Rockville, Maryland, both of which have substantially greater resources than the Company. Module pricing is the primary competitive factor in the "large project" market and the Company is at a disadvantage relative to the major module manufacturers. The Company's sales into the major project market are negligible.

The "small systems" market accounts for the majority of domestic sales and is estimated to be on the order of $45-50 million in 1996. The domestic "small project" market accounted for approximately $10.5 million or about 46% of the Company's total sales in fiscal 1996. The Company's principal competition in the domestic small project market consists of numerous regional distributors who purchase solar electric modules from the major manufacturers, including Siemens Solar and Solarex, and resell modules and other system components to dealers and/or end-users. The major competitive factors in the small project market are service, technical capability and delivery.

In the international market, representing approximately 17% of the Company's sales for the fiscal year ended August 31, 1996, the Company sells directly to dealers and end-users. The Company's international competition consists principally of the major international module manufacturers, including U.S.-based Siemens Solar and Solarex, and Japan-based Kyocera. Module pricing is an important competitive factor internationally, and the Company is at a disadvantage to the major module manufacturers. The Company competes internationally on the basis of service and technical capabilities.

Government Contracts

The Company completed its first U.S. Army Solar Panel Manufacturing Contract in December 1991, with sales totaling approximately $477,000 and $741,000 for fiscal years 1992 and 1991, respectively. The Company was awarded a second subcontract with the U.S. Army in June 1993. The $2,283,000 subcontract award was for first article development (completed in fiscal 1994), and a one year production contract which started in the first quarter of fiscal 1995 and was completed in the fourth quarter of fiscal 1995. The general contractor has options to purchase up to $4,000,000 in additional procurements through October 1997.

The Company was also awarded a $3.6 million general contract with the U.S. Navy on September 16, 1994. The contract provided for the construction of a 290 Kw solar electric diesel power generation system, which was completed in November 1995.

Backlogs

The Company's products are generally shipped within one to two months after receipt of an order. The Company backlog as of October 31, 1996 was approximately $4,500,000 (which includes no
Government orders). The comparable backorder levels in the previous year was approximately $2,700,000.

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

On October 3, 1995, the Company acquired all the assets of Sunelco, a Montana based corporation. Sunelco is one of the leading catalog/mail order marketers of solar electric power system to residential customers in the United States. Sunelco has become a division of Photocomm and is conducting business at its regional sales office in Hamilton, Montana.

On February 2, 1996, the Company acquired the assets of Solarjack, an Arizona based corporation. Solarjack is one of the leading solar water pumping manufacturers. Solarjack manufactures highly efficient D.C. submersible pumps specifically for solar market applications in the United States and throughout the world. Solarjack has become a division of Photocomm and is conducting business at its manufacturing plant in Safford, Arizona.

Employees

On November 15, 1996, the Company employed a total of 125 persons, 5 of whom are management and marketing personnel, 32 of whom are engaged principally in sales, 38 of whom provide administrative, engineering and secretarial services, and 50 of whom are manufacturing personnel. No employee is subject to a collective bargaining agreement. The Company believes it has favorable relations with its employees.

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

Item 2.   Description of Property

The Company owns and operates its 20,000 square foot facility in Scottsdale, Arizona housing both its principal executive offices, and manufacturing and distribution facility. The Company leases space for regional sales offices and warehousing. The following table describes the Company's principal leased facilities, including square footage and lease termination dates:

                         Lease                    Approximate
                         Expiration               floor area in
Location                 Date                     square feet

Scottsdale, AZ           November 1998               10,750
Safford, AZ              February 1999                8,000
Tucson, AZ               December 1996                1,500
San Diego, CA            Month to month                 325
Denver, CO               October 1997                 2,642
Houston, TX              August 1997                  5,000
Hamilton, MT             September 1998               2,500
Fort Myers, FL           Month to Month                 500
Brisbane, Australia      September 1997               3,200

As of October 1996, the Company is leasing 10,750 square feet of office/warehouse space in a building adjacent to the corporate headquarters. The Company's CEO, Robert Kauffman, and CFO, Thomas LaVoy, own this adjacent 20,000 square foot office/warehouse building. The present lease has been negotiated at fair market value rates. The Company anticipates that additional space may be leased on those premises if required. Aggregate rent payments for 1996 were $225,516.

The Company believes that future space requirements can be met with the present space as well as available leasable property in each of its geographical areas to provide for sufficient facilities to conduct its operations and expand its business in fiscal 1997.

Item 3.   Legal Proceedings

The Company is not a party to any material threatened or pending litigation.


Item 4.   Submission of Matters to a Vote of Security Holders

No matter was submitted to a vote of the shareholders during the fiscal fourth quarter ended August 31, 1996, through the solicitation of proxies or otherwise.

                                  PART II

Item 5.   Market for Common Equity and Related Stockholder Matters

The Company's common stock trades on the NASDAQ small cap market system under the symbol PCOM. The following information sets forth the high and low bid quotations in dollars per share for the Company's common stock as reported by NASDAQ during the last two fiscal years.

Fiscal Year ended August 31, 1995              Low           High
First Quarter (through November 30, 1994)    $2.04          $2.22
Second Quarter (through February 28, 1995)    1.89           2.06
Third Quarter (through May 31, 1995)          1.87           2.08
Fourth Quarter (through August 31, 1995)      2.04           3.06

Fiscal Year ended August 31, 1996              Low           High
First Quarter (through November 30, 1995)    $2.03          $3.25
Second Quarter (through February 29, 1996)    2.43           3.37
Third Quarter (through May 31, 1996)          2.43           2.87
Fourth Quarter (through August 31, 1996)      2.12           2.87

The number of stockholders of record for the common stock of the Company at the close of business on November 3, 1996 was 795. The Company estimates that there are 3,800 beneficial owners of the Company's common stock.

The Company has never paid cash dividends on the common stock, and it intends for the foreseeable future to retain any earnings to support the growth of its business.


Item 6.   Management's Discussion and Analysis or Plan of Operation

Introduction

Photocomm's operating results reflect the Company's strategic decision to focus on custom manufactured products, value-added systems for industrial applications and continue to strengthen its off-grid consumer business. The Company achieved profitability in the first quarter of fiscal 1994 and has remained profitable in each of the last 12 quarters. Profitability was achieved primarily by a product mix transition to higher-margin manufactured products and value-added systems, while stabilizing and reducing as a percent of sales, selling, general and administrative expenses.

Industrial systems, primarily in the telecommunications industry, continue to be a major marketing focus for the Company. The wireless communication industry, which represents approximately 60% of the Company's revenues, utilizes solar electric power systems in cellular phone systems, Cell Extender sites, microwave repeater sites, and remote data telemetry. The Company provides value-added engineering, manufacturing, construction and system integration to this important market.

The Company made a major market thrust in 1996 to improve its already strong position in the consumer off-grid market. In October the Company acquired Sunelco, a leading marketer of solar electric power systems for residential customers in the United States, and in February acquired Solarjack, a leading water pump manufacturer and distributor of solar electric systems throughout the world. The two acquisitions improved the Company's overall market share in off-grid distribution, as well as added improved gross margins reflected by the sales of a proprietary water pumping product.

Results of Operations

The following table sets forth certain operational data as a percent of net sales for the years indicated:

                                     Year Ended August 31,
                                    1996      1995      1994

Sales                               100%      100%      100%
Cost of Sales                        75%       76%       75%
Gross Profit                         25%       24%       25%
Selling, General & Administrative    21%       20%       23%
Income from Operations                4%        4%        2%

1996 Compared to 1995
Net Sales
In fiscal 1996, the Company achieved a 12% increase in sales revenue over the prior year. Company sales revenue totaled $22,995,264 in fiscal year ending August 31, 1996, compared to sales of $20,540,840 in the fiscal year ending August 31, 1995. Approximately 20% of fiscal 1995 sales revenue, or $5.1 million, were from non-recurring U.S. military contracts, with negligible sales contributions in fiscal 1996. Excluding military contracts, the Company's commercial sales increased by 49%.

The sales revenue gains are primarily attributed to a $3,058,000 or 45% increase in industrial products and systems, a $3,002,000 or 50% increase in residential off-grid home and water pumping systems, and a $1,272,000 or 53% increase in international sales. The increase in each of the Company's sales divisions is attributed to the introduction of improved products and systems, and additional sales resulting from the Sunelco and Solarjack acquisitions, as well as continued marketing successes with little or no effect related to price changes.

In fiscal 1996, the Company's sales mix changed slightly from fiscal 1995. The Company derived approximately 60% of its sales revenues from industrial, commercial and government customers, with 40% from distribution markets which primarily service consumer-based dealers and retail customers. The sales mix in fiscal 1995 was 65% for industrial products and 35% from distribution markets. The change is primarily due to new consumer-based business resulting from the acquisitions of Sunelco and Solarjack in fiscal 1996.

Gross Profits
The Company's gross profits increased 15% to $5,759,169 for fiscal 1996 compared to $5,001,026 in the prior year. Gross margins were 25.0% in fiscal 1996 and 24.3% in fiscal 1995. The overall increase was due to higher revenue volume and an increase in gross profit margins in 1996 versus 1995. The higher gross profit margins are attributed to higher profit business associated with industrial products and systems, the addition of retail sales and proprietary water pumping systems from the Sunelco and Solarjack acquisitions, and the reductions of lower margin government contract business in fiscal 1996 versus fiscal 1995.

Selling, General and Administrative Expenses
Selling, general and administrative expenses increased 20% in fiscal 1996 versus fiscal 1995. Selling, general and administrative expenses were $4,908,558 for fiscal 1996 and $4,077,936 for fiscal 1995. The increase for fiscal 1996 is attributed to additional market development in an effort to expand revenue growth with most of the increases associated to additional marketing expenses from the Sunelco and Solarjack acquisitions in October 1995 and February 1996, respectively.

Other Income (Expense)
The Company's non-operating income and expense consist mainly of interest expense and consulting income. Interest expense was increased to $101,416 for fiscal 1996 from $96,502 for the prior fiscal year. Interest expense was slightly higher in fiscal 1996 due to increased borrowings on the Company's line of credit. The line was fully utilized and increased in the last half of fiscal 1996, while in fiscal 1995 the credit facility was approximately 50% utilized. Other income decreased to $48,132 for fiscal 1996 from $77,386 for fiscal 1995.

Income Tax Benefit
In fiscal 1996, after three consecutive profitable fiscal years, the Company determined that realization of a deferred tax asset was considered more likely than not, and therefore reduced the valuation allowance established in previous years. The Company recognized a $350,000 Income Tax Benefit from the adjustment of the valuation allowance. The valuation allowance will be re-evaluated on an on-going basis based upon generation of future taxable income.

The Company has net operating loss carryforwards for federal income tax purposes of approximately $5.9 million at August 31, 1996. The remaining valuation allowance for further establishment of Deferred Tax Assets and Income Tax Benefits is $1,370,000. The valuation allowance will be re-evaluated on an on-going basis and management expects, based upon current taxable income and future projections, that the valuation allowance will be reduced on a quarterly basis through fiscal 2000, at or about currently recognized Income Tax Benefit amounts.

Net Income
The Company achieved net income of $1,147,327 or $.07 per common share in fiscal 1996 compared to $903,974 or $.06 per common share in the prior fiscal year. The 27% increase in net income is attributed to higher sales and gross profits, offset by increases in selling, general and administrative expenses, with significant contributions coming from income tax benefits of net operating loss carryforwards recognized in fiscal 1996.


Fiscal 1995 Compared to Fiscal 1994

Net Sales
In fiscal 1995, the Company achieved a 44% increase in sales revenue over the prior year. Company sales revenue totaled $20,540,840 in fiscal year ending August 31, 1995, compared to sales of $14,271,787 in the fiscal year ending August 31, 1994.
The sales revenue gains are primarily attributed to $3,200,000 in revenues for the U.S. Navy project, a $1,100,000 increase in the distribution and international divisions, and approximately $200,000 in sales of industrial products and systems in 1995 versus 1994. The increase in each of the Company's sales divisions is attributed to introduction of improved products and systems, as well as continued marketing successes, with little or no effect related to price changes.

In fiscal 1995, the Company experienced a sales mix similar to fiscal 1994. The Company derived approximately 65% of its sales revenue from industrial, commercial and government customers, with 35% from distribution markets which primarily service consumer based dealers and retail customers.

Gross Profits
The Company's gross profits increased 42% to $5,001,026 for fiscal 1995 compared to $3,532,402 in the prior year. Gross margins were 24.3% in fiscal 1995 and 24.7% in fiscal 1994. The overall increase was due to increased revenue volume in fiscal 1995. The slight decrease in fiscal 1995 gross margins is attributed to lower margins associated with the Company's large U.S. Navy contract. When the effect of this government contract is factored out of fiscal 1995, the Company experienced a 2% increase in gross profit margin in fiscal 1995. The Company expects continued improvement in gross margins in fiscal 1996 due to anticipated increased sales of higher gross profit proprietary products and systems.

Selling, General and Administrative Expenses
Selling, general and administrative expenses increased 23.5% in fiscal 1995 versus fiscal 1994. Selling, general and administrative expenses were $4,077,936 for fiscal 1995 and $3,300,482 for fiscal 1994. The increase in expenses for fiscal 1995 is attributed to additional market development efforts in fiscal 1995 in an effort to expand revenue growth.

Other Income (Expense)
The Company's non-operating income and expense consist mainly of interest expense and consulting income. Interest expense was reduced to $96,502 for fiscal 1995 from $128,896 for the prior fiscal year. The decrease in interest expense was a result of significant debt reduction in fiscal 1994. Total debt reduction in fiscal 1994 was approximately $2,300,000, which occurred throughout fiscal 1994. Other income decreased to $77,386 for fiscal 1995 from $112,917 for fiscal 1994.

Net Income
The Company achieved net income of $903,974 or $.06 per common share in fiscal 1995 compared to $215,941 or $.00 per common share in the prior fiscal year. The 319% increase in net income is attributed to higher sales and gross profits and a decrease in interest expense, which improvements were partially offset by increases in SG&A expenses from the prior year.


Liquidity and Capital Resources

The Company's working capital position continues to improve. Working capital increased to $5,719,557 at August 31, 1996 from $4,745,020 at August 31, 1995 and $3,253,042 at August 31, 1994.
The Company's ratio of current assets to current liabilities remains strong at 2.10 in fiscal 1996, but has been reduced substantially from 3.80 in fiscal 1995. The reduction is a result of a significant increase in current assets and current liabilities in fiscal 1996 from fiscal 1995. Current assets have increased from $6.5 million in fiscal 1995 to $10.9 million in fiscal 1996, and current liabilities have increased from $1.7 million in fiscal 1995 to $5.2 million in fiscal 1996. The increases are a result of substantial increases in operating assets and liabilities to support significantly higher sales levels in the fourth quarter of fiscal 1996, and to also support new operating requirements of Sunelco and Solarjack, the Company's acquisitions in fiscal 1996.

Net cash used in operating activities in fiscal 1996, 1995 and 1994 were $1,059,137, $426,444 and $815,736, respectively. The major uses of operating cash in 1996 were for accounts receivable and inventory of $4,425,805 and a $527,050 increase in other assets offset by increases in accounts payable and accrued expenses of $2,361,164 and $1,526,554 from operating income and non-cash expenses. The major uses of operating cash in fiscal 1995 were for accounts receivable and inventory of $1,492,987 which were primarily offset by net income of $903,974 and non-cash expenses of $309,326. The fiscal 1994 operating cash uses were primarily for accounts payable reductions of $1,152,913 with offsetting contributions from income of $215,941 and non-cash expenses of $257,617.

The Company's cash position has been reduced in fiscal 1996 from fiscal 1995 and fiscal 1994. Cash levels at the end of the year decreased to $200,105 from $520,269 at the end of fiscal 1995 and $458,224 at the end of fiscal 1994. The Company anticipates cash levels to improve in fiscal 1997 from cash flows from operating activities, primarily with reductions of accounts receivables related to large projects shipped in August of 1996, and reduction of large work-in-process inventories at August 31, 1996 which are being shipped during the first quarter of fiscal 1997.

Cash used for additions to property, plant and equipment and other assets was $317,773 in fiscal 1996 versus $152,302 in fiscal 1995 and $329,279 in fiscal 1994. The cash used in 1996 was attributed to approximately $110,000 for building and tenant improvements and $180,000 for scheduled purchases of manufacturing equipment and personal property. The cash used in fiscal 1995 was for scheduled purchases of manufacturing equipment and personal property in the normal course of the business. The fiscal 1994 additions were comprised of $110,000 of office equipment, and approximately $240,000 of manufacturing equipment. The manufacturing equipment purchases were related to plant expansion requirements to fulfill expanded industrial and government product orders. The Company expects fiscal 1997 capital expenditures to be reduced to approximately $250,000, which are consistent with fiscal 1994 and fiscal 1995 capital expenditures. The Company does not have any material equipment or other material commitments planned for fiscal 1997.

The cash paid for fiscal 1996 acquisitions of $395,552 was for the cash portion of the acquisition cost, plus cash costs incurred to acquire both companies. The Company did not have any acquisitions in fiscal 1995 and fiscal 1994.

Cash provided by financing activities was $1,452,298 in fiscal 1996, $624,008 in fiscal 1995 and $1,508,798 in fiscal 1994. In fiscal 1996, the financing was provided primarily by the Company's bank line of credit which provided $1,199,099, with $480,849 contributed from issuance of common stock associated with the Company Stock Option Plan, with offsetting repayments of long-term debt of $192,295 and preferred stock dividend payments of $92,022. In fiscal 1995, the financing was provided primarily by issuance of common stock associated with the Company Stock Option Plan. In addition, to the stock option exercises, the Company also obtained $212,503 from bank line financing. In fiscal 1994, $2,012,181 was provided as a result of the New World Power Corporation Stock Purchase Agreement with offsetting repayments of long-term debt of $396,709.

New Accounting Standard

Statement of Financial Accounting Standards No. 123 - "Accounting for Stock-Based Compensation" ("SFAS 123") requires that companies can elect to account for stock-based compensation plans using a method based upon fair market value or continue measuring compensation expense for those plans using the intrinsic value method prescribed by Accounting Principles Board Opinion No. 25 - "Accounting for Stock Issued to Employees" ("APB 25"). Companies electing to continue using the intrinsic value method must take pro forma disclosures in fiscal 1997 of net earnings and earnings per share as if the fair value based method had been applied. The Company will continue using APB 25; therefore, SFAS 123 is not expected to have an impact on the Company's results of operations or financial position.

On February 28, 1996, the Company renewed its credit line with Wells Fargo Bank of Arizona. The credit line is a revolving line with a maturity on February 27, 1997. It has certain operating covenants, and is secured by the Company's inventory and accounts receivable. Interest on the line is calculated at prime plus one half of a point per annum, with interest-only payments payable monthly. As of August 31, 1996, the Company had expanded its credit line to $1,700,000 from $1,000,000 and is utilizing approximately $1,400,000 of the credit facility.

On November 30, 1996, the Company's Mortgage Payable for $482,357 on the Corporate facility located in Scottsdale, Arizona, becomes due and payable in full. The Company has obtained a commitment to refinance the mortgage and expects to have a new mortgage in place on or about November 30, 1996. The new terms of the mortgage include reduction of the interest rate from 10.625% per annum to 8.75%. The new term of the loan will be 10 years with a 20 year amortization.

On November 21, 1996, the Company entered into a new financial and strategic agreement with GTC and NWP (the "Stock Purchase Agreement"). See "Description of Business - Company Background." In connection with the Stock Purchase Agreement, GTC acquired from the Company 1,000,000 shares of unregistered common stock for $2.75 per share resulting in proceeds to the Company of $2,750,000. In conjunction with the Stock Purchase Agreement, GTC acquired 450,000 shares of unregistered common stock from Robert R. Kauffman, the Company's President, 50,000 shares of unregistered common stock from Myron Anduri, the Company's Senior Vice President and 50,000 shares of unregistered shares of common stock from Thomas LaVoy, the Company's Chief Financial Officer, at $2.75 per share, all of the above individuals exercised option shares which were purchased from the Company for $633,000. The Company granted registration rights to GTC covering the shares purchased from NWP and the Company and all other shares they may own, provided GTC shall pay one-half the costs of any demand registration. The Stock Purchase Agreement also gives GTC the preemptive right to purchase its proportionate share of all future offerings by the Company for so long as GTC owns at least 20% of the issued and outstanding shares of the Company or 6,000,000 shares, whichever is less. GTC's preemptive right could limit the Company's ability to raise equity financing from third parties in the future.

Although no assurances are possible, the Company believes its future operating cash flows, access to its bank line of credit, and ability to access additional equity such as employee stock options, will provide adequate funding for current obligations, projected operations and planned expansion for the next twelve months and the foreseeable future.


Item 7.   Financial Statements


                        PHOTOCOMM, INC. AND SUBSIDIARIES

                         INDEX TO FINANCIAL STATEMENTS



                                                            Page

Independent Auditors' Report                                F-1

Financial Statements:

     Consolidated Balance Sheets, August 31, 1996 and 1995  F-2

     Consolidated Statements of Operations, years ended     F-3
       August 31, 1996, 1995 and 1994

     Consolidated Statements of Stockholders' Equity,       F-4/5
       years ended August 31, 1996, 1995 and 1994

     Consolidated Statements of Cash Flows, years           F-6
       ended August 31, 1996, 1995 and 1994

     Notes to Consolidated Financial Statements             F-7






Schedules not listed above have been omitted because they are either not applicable, not material or the required information is included in the Financial Statements or related notes.


                          INDEPENDENT AUDITORS' REPORT








The Board of Directors and Stockholders
Photocomm, Inc.

We have audited the accompanying consolidated balance sheets of Photocomm, Inc. and subsidiaries as of August 31, 1996 and 1995, and the related consolidated statements of operations, stockholders' equity, and cash flows for each of the years in the three-year period ended August 31, 1996. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Photocomm, Inc. and subsidiaries as of August 31, 1996 and 1995, and the results of their operations and their cash flows for each of the years in the three-year period ended August 31, 1996 in conformity with generally accepted accounting principles.


KPMG Peat Marwick LLP

Phoenix, Arizona
October 18, 1996



                        PHOTOCOMM, INC. AND SUBSIDIARIES
                          CONSOLIDATED BALANCE SHEETS
                            AUGUST 31, 1996 AND 1995

                                                 1996          1995
Assets

Current Assets:
  Cash and cash equivalents                  $  200,105    $  520,269
  Accounts receivable, net (note 3)           5,599,356     2,352,548
  Inventories (note 4)                        4,704,878     3,327,625
  Other current assets                          429,512       252,462
     Total Current Assets                    10,933,851     6,452,904
Property and equipment, net (note 5)          2,517,806     2,063,957
Deferred tax asset (note 8)                     350,000             0
Other assets, net (note 2 and 6)              1,784,318       308,325
     Total Assets                           $15,585,975    $8,825,186
                                             ==========    ==========

Liabilities and Stockholders' Equity

Current Liabilities:
  Current installments of long-term debt     $   82,096   $   135,949
    (note 7)
  Line of credit (note 12)                    1,399,099       200,000
  Accounts payable                            3,654,464     1,129,156
  Other accrued expenses                         78,635       242,778
     Total Current Liabilities                5,214,294     1,707,883
  Long-term debt, less current installments
    (note 7)                                    638,388       720,163
     Total Liabilities                        5,852,682     2,428,046

Commitments, contingencies and subsequent
  event (notes 7, 10 and 11)
Stockholders' Equity (notes 9 and 10):
  Preferred stock: $.001 par value, 5,000,000
     shares authorized;
  Series A 12% convertible preferred stock,
     125,000 shares authorized;109,972
     shares issued and outstanding,
     (liquidation preference $549,860)              110           110
  Series AA 11% convertible preferred stock,
     200,000 shares authorized; 52,565 and
     69,365 shares issued and outstanding,
     respectively (liquidation preference
     $315,390)                                       53            69
  Common stock; $.10 par value, 25,000,000
     shares authorized; 14,307,444 and
     13,014,159 shares issued and outstanding,
     respectively                             1,430,744     1,301,416
  Additional paid-in capital                 12,428,128    10,368,614
  Accumulated deficit                        (4,125,742)   (5,273,069)
     Total Stockholders' Equity               9,733,293     6,397,140
     Total Liabilities and Stockholders'
       Equity                               $15,585,975    $8,825,186
                                             ==========     =========
See accompanying notes to consolidated financial statements.
                        PHOTOCOMM, INC. AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF OPERATIONS
                   YEARS ENDED AUGUST 31, 1996, 1995 AND 1994




                                   1996           1995           1994

Sales, net                     $22,995,264    $20,540,840    $14,271,787
Cost of sales                   17,236,095     15,539,814     10,739,385

     Gross profit                5,759,169      5,001,026      3,532,402

Selling, general and
  administrative expenses        4,908,558      4,077,936      3,300,482

     Income from operations        850,611        923,090        231,920

Other income (expenses):
  Interest expense                (101,416)       (96,502)      (128,896)
  Other, net                        48,132         77,386        112,917

Income before income taxes         797,327        903,974        215,941

Income tax benefit                 350,000              0              0

     Net income                 $1,147,327     $  903,974     $  215,941
                                 =========        =======        =======

Preferred stock dividends
 declared                       $   92,022     $  123,291     $  166,149
                                 =========      =========      =========

Net income applicable to
 common stockholders            $1,055,305     $  780,683     $   49,792
                                 =========      =========      =========

Net income per common and
 common equivalent share        $      .07     $      .06     $      .00
                                      ====           ====           ====

Weighted average number of
  common shares and common
  equivalent shares             14,492,280     14,004,004     11,263,695
                                ==========     ==========      =========


See accompanying notes to consolidated financial statements.



                        PHOTOCOMM, INC. AND SUBSIDIARIES

                CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY

                  YEARS ENDED AUGUST 31, 1995, 1994, AND 1993

See separate schedule





       F4

                        PHOTOCOMM, INC. AND SUBSIDIARIES

                CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY

                  YEARS ENDED AUGUST 31, 1995, 1994, AND 1993

                              Convertible Preferred Stock
                           ---------------------------------------------
                           Series A        Series B         Series AA     Common Stock       Additional
                           -------------  ---------------  ------------- -------------------- Paid-In    Accumulated
                           Shares  Amount Shares    Amount Shares Amount Shares    Amount    Capital      Deficit       Total
                           ------- ------ --------- ----   ------ ---    --------- ---------- ---------- ------------  ----------
Balance, August 31, 1993   106,767 $107    222,222  $222   72,965 $73    9,010,037 $9,001,004 $7,163,790 ($6,392,984)  $1,672,212
 Common stock issued to private
 investor, net of issuance costs
 of $33,741                                                              1,600,000    160,000  1,806,259               $1,966,259

Conversion of debenture into
 common stock (note 10)                                                    333,333     33,333    466,667                 $500,000

Conversion of preferred stock into
 common stock (note 10)                   (222,222) (222)                  888,888     88,889    (88,667)                     ---

Conversion of preferred stock and
 debenture into common stock
 (note 10)                                  (8,690)   (9)                  201,427     20,143    229,866                 $250,000

Conversion of accounts payable and
 accrued liabilities into common stock,
 net of issuance costs of $2258 (note 10)                                  158,799     15,880    288,344                  $304,224

Preferred stock issued for asset
 acquisition, net of $907 costs (note 10)                  20,000  20                            107,073                  $107,093

 Common stock issued upon exercise of
  stock options                                                             48,275      4,827     44,260                   $49,087

 Preferred stock dividends declared
 Series A ($0.15/share);
 Series B ($0.20/share)                                                                          (59,475)                 ($59,475)

Preferred stock dividends issued
 Series A ($0.15/share);
 Series B ($0.20/share)      3,205    3      8,690     9                                          59,463                   $59,475

Cash dividends on Series A ($0.045/share)
 and Series AA ($.066/share)
 preferred stock                                                                                (106,674)                ($106,674)

Net income                                                                                                   215,941      $215,941

                           ------- ----    -------  ----   ------ ---
Balance August 31, 1994    109,972 $110        ---   ---   92,965 $93   12,240,759$1,224,076  $9,910,906 ($6,177,043)   $4,958,142


       F5


                              Convertible Preferred Stock
                           ---------------------------------
                           Series A       Series B         Series AA       Common Stock      Additional
                           -------------- -------------    ------------- -------------------- Paid-In    Accumulated
                           Shares  Amount Shares Amount    Shares Amount Shares    Amount     Capital    Deficit        Total
                           ------- ----   ------ ------    ------ ---    --------- ---------- ---------- ------------   ----------
Balance, August 31, 1994   109,972 $110    ---      ---    92,965 $93   12,240,759 $1,224,076 $9,910,906  ($6,177,043)   $4,958,142

Common Stock issued upon
 exercise of stock options                                                 639,000     63,900    544,415                   $608,315

Series AA convertible
 preferred stock issued to
 private investor (note 10)                                10,000  10                             49,990                    $50,000

Cash dividends on Series A
 and Series AA preferred stock
 ($0.60 and $0.66/share respectiviely                                                           (123,291)                 ($123,291)

Series AA convertible
 preferred stock converted
 to common stock 4 to 1                                   (33,600)(34)     134,400     13,440    (13,406)                    ---

Net Income                                                                                                    903,974      $903,974
                           ------- ---- ------ --------   ------- ----  ---------- ---------- ----------  -----------    ----------
Balance, August 31, 1995   109,972 $110    ---      ---    69,365 $69   13,014,159 $1,301,416$10,368,614  ($5,273,069    $6,397,140
                           ------- ---- ------ --------   ------- ----  ---------- ---------- ----------  -----------    ----------


Common stock issued upon
 exercise of stock options                                                 391,085     39,109    351,740                    390,849

Common stock issued as part
 of Sunelco purchase agreement
 (note 2)                                                                  225,000     22,500    377,500                    400,000

Common stock issued as part
 of Solarjack purchase agreement
 (note 2)                                                                  560,000     56,000  1,344,000                  1,400,000

Common stock issued upon
 exercise of warrants                                                       50,000      5,000     85,000                     90,000

Series AA convertible
 preferred stock converted
 to common stock 4 to 1                                   (16,800)(16)      67,200      6,720     (6,704)                     ---

Cash dividents on Series A
 and Series AA preferred stock
 ($0.60 and $0.66/share respectively                                                             (92,022)                   (92,022)

Net Income                                                                                                  1,147,327     1,147,327
                           ------- ----   ----    ----    ------- ---   ---------- ---------- ----------- ------------   ----------
Balance, August 31, 1996   109,972 $110    ---      --     52,565 $53   14,307,444 $1,430,744 $12,428,128 ($4,125,742)   $9,733,293
                           ======= ====    ===     ===     ====== ===   ========== ========== =========== ============   ==========

see accompanying notes to the consolidated financial statements

                        PHOTOCOMM, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                   YEARS ENDED AUGUST 31, 1996, 1995 AND 1994

                                            1996        1995        1994
Cash flows from operating activities:
 Net income                             $1,147,327   $ 903,974   $ 215,941
 Adjustments to reconcile net income
   to net cash used in operating activities:
   Depreciation and amortization           379,227     309,326     257,617
   Loss on disposal of assets                 -          3,030        -
   Increase (decrease) in allowances
     for doubtful accounts and
     inventory obsolescence                  6,000     (50,000)     50,000
   (Increase) decrease in accounts
     receivable                         (3,247,808)   (870,272)    138,359
   Increase in inventories              (1,177,997)   (622,715)   (297,365)
   Increase (decrease) in accounts
     payable and accrued expenses        2,361,164     (29,319) (1,152,913)
   Increase in deferred tax asset         (350,000)       -           -
   Increase in other current assets       (177,050)    (70,468)    (27,375)
       Net cash used in operating
        activities                      (1,059,137)   (426,444)   (815,736)

Cash flows from investing activities:
 Purchase of property and equipment       (317,773)    (152,302)   (329,279)
 Cash paid for acquisitions               (395,552)        -           -
 Purchase of patents, trademarks and
  other assets                                -         (11,340)    (18,546)
 Proceeds from sale of property
  and equipment                               -          28,123        -
       Net cash used in investing
        activities                        (713,325)    (135,519)   (347,825)

Cash flows from financing activities:
 Repayments of long-term debt             (135,628)   (123,518)   (396,709)
 Proceeds from issuance of debt          1,199,099     212,503        -
 Proceeds from issuance of common stock    480,849     608,314   2,012,181
 Proceeds from issuance of preferred
  stock                                       -         50,000        -
 Cash dividends on preferred stock         (92,022)   (123,291)   (106,674)
       Net cash provided by
        financing activities             1,452,298     624,008   1,508,798
Net increase (decrease) in cash and
 cash equivalents                         (320,164)     62,045     345,237
Cash and cash equivalents at
 beginning of year                         520,269     458,224     112,987
Cash and cash equivalents at end
 of year                                $  200,105  $  520,269  $  458,224
                                         =========   =========   =========

See accompanying notes to consolidated financial statements.


                        PHOTOCOMM, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                         AUGUST 31, 1996, 1995 AND 1994


(1)  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Nature of Business

Photocomm, Inc. and subsidiaries (the "Company") are engaged in the manufacturing and marketing of solar electric systems in the U.S. At August 31, 1996 and 1995, Photocomm, Inc. was 46% and 48% owned by the New World Power Corporation ("NWP"), respectively. At August 31, 1996, 1995 and 1994, Photocomm, Inc. was 10%, 14% and 22% owned by Programmed Land, Inc. ("PLI"), respectively. See notes 10 and 19.

Basis of Presentation

The consolidated financial statements include the accounts of Photocomm, Inc. and its subsidiaries, Balance of Systems Specialists, Inc. ("BOSS"), Photocomm of Texas, Inc. (previously Solar SignAge, Inc.), and Photocomm Credit Corporation (previously Sunland Industries, Inc.). All material intercompany balances and transactions between Photocomm, Inc. and its subsidiaries have been eliminated in consolidation.

Income Recognition

Sales and related costs of sales are recorded when goods are shipped and services rendered to customers.

Inventories

Inventories are valued at the lower of cost, determined by the first-in first-out method, or market. Provisions are made for obsolete, slow moving and non-salable inventory.

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

Goodwill

Goodwill, which represents the excess of purchase price over fair value of net assets acquired, is amortized on a straight-line basis over the expected periods to be benefited, generally 20 years. The Company assesses the recoverability of these intangible assets by determining whether the amortization of the goodwill balance over its remaining life can be recovered through undiscounted future operating cash flows of the acquired operations. PHOTOCOMM, INC. AND SUBSIDIARIES

The amount of goodwill impairment, if any, is measured based on projected discounted future operating cash flows using a discount rate reflecting the Company's average cost of funds. The assessment of the recoverability of goodwill will be impacted if estimated future operating cash flows are not achieved.

Income Per Share

Income per share has been determined by dividing the net income, decreased by preferred dividends declared, by the weighted average number of common shares outstanding during the year, including common stock equivalents.

Income Taxes

Income taxes are accounted for under the asset and liability method.
Deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases and operating loss and tax credit carryforwards. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date.

Use of Estimates

Management of the Company has made a number of estimates and assumptions relating to the reporting of assets and liabilities, and the disclosure of contingent assets and liabilities to prepare these financial statements in conformity with generally accepted accounting principles. Actual results could differ from those estimates.

Stock Based Compensation

The Company applies the provisions of Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees" for its stock-based compensation programs, and does not intend to adopt the fair value accounting rules as permitted by Statement of Financial Accounting Standards No. 123, "Accounting for Stock-Based Compensation" ("SFAS 123"). Accordingly, the Company intends to adopt the disclosure provisions of SFAS 123 beginning in fiscal 1997.

(2)  ACQUISITIONS

On October 3, 1995, Photocomm acquired all of the assets and assumed the related liabilities of Sunelco, Inc. ("Sunelco"), a distributor of solar electric products located in Hamilton, Montana. The aggregate consideration paid by Photocomm in connection with this acquisition was $914,986. The Company issued 225,000 shares of Photocomm's Common Stock, $0.10 par value, valued at $400,000, assumed Sunelco liabilities of $456,674 and paid $58,312 in cash. The assets purchased principally consisted of certain inventories and other assets valued by the parties at $456,674 and goodwill of $458,312.


                        PHOTOCOMM, INC. AND SUBSIDIARIES

The acquisition of Sunelco has been accounted for as a purchase.
Accordingly, the purchase price was allocated to the net assets acquired based upon their estimated fair market values. The excess of purchase price over the fair market values of net assets acquired amounted to $458,312 which is being amortized over 20 years using the straight line method.

On February 2, 1996, Photocomm acquired all of the assets excluding certain accounts receivable, of Solarjack Manufacturing, Inc. ("Solarjack"), a solar electric pumping products manufacturer located in Safford, Arizona. The aggregate consideration paid by Photocomm in connection with this acquisition was $1,737,240. The Company paid $337,240 in cash and 560,000 shares of its Common Stock, $0.10 par value, valued at $1,400,000. The assets purchased consisted of inventories of $204,256, fixed assets of $441,578 and goodwill of $1,091,406. The acquisition of Solarjack has been accounted for as a purchase. Accordingly, the purchase price was allocated to the net assets acquired based upon their estimated fair market values. The excess of purchase price over the fair market values of net assets acquired amounted to $1,091,406 which is being amortized over 20 years using the straight line method.

In connection with these acquisitions, Photocomm entered into covenants not to compete with the principal owners of the Companies. Pursuant to these agreements, Photocomm will make monthly payments through February 2001, in a total aggregate amount of $400,000.

The accompanying consolidated statements of operations reflect the operating results of Sunelco and Solarjack since the effective dates of the acquisitions. Proforma unaudited consolidated operating results of the Company, Sunelco and Solarjack for the years ended August 31, 1996 and 1995, assuming the acquisitions had occurred on September 1, 1994, for fiscal 1996 and 1995, respectively, would be as follows: sales, $23,615,238 and $23,335,369; net income, $1,249,076 and $1,162,457; and earnings per share,
$.08 each. These unaudited proforma results have been prepared for comparative purposes only and include certain adjustments such as additional amortization expense as a result of goodwill. They do not purport to be indicative of the results of operations which actually would have resulted had the combination been in effect on September 1, 1994 or of future results of operations of the consolidated entities.


(3)  ACCOUNTS RECEIVABLE

Accounts receivable consist of the following:        1996        1995

Trade accounts                                    $5,625,356  $2,377,548
Less allowance for doubtful accounts                 (26,000)    (25,000)
                                                  $5,599,356  $2,352,548
                                                   =========   =========


                        PHOTOCOMM, INC. AND SUBSIDIARIES

(4)  INVENTORIES

Inventories consist of the following:                1996        1995

Raw materials and goods purchased for resale      $3,930,732  $2,807,796
Work-in-progress                                     824,146     544,829
                                                   4,754,878   3,352,625
Less allowance for obsolescence                      (50,000)    (25,000)
                                                  $4,704,878  $3,327,625
                                                   =========   =========

(5)  PROPERTY AND EQUIPMENT

Property and equipment consist of the following:
                                                      1996        1995

Land                                              $  300,000  $  300,000
Building                                             891,284     826,930
Furniture and fixtures                               394,387     322,743
Machinery and equipment                            1,683,911   1,113,679
Billboard systems                                    418,963     424,412
Automobiles                                           10,381        -
Leasehold improvements                               115,617      67,428
                                                   3,814,543   3,055,192
Less accumulated depreciation & amortization      (1,296,737)   (991,235)
                                                  $2,517,806  $2,063,957
                                                   =========   =========

(6)  OTHER ASSETS

Other assets consist of the following:
                                                      1996        1995

Goodwill                                          $1,866,207  $  316,490
Other                                                116,903     116,903
                                                   1,983,110     433,393
Less accumulated amortization                       (198,792)   (125,068)
                                                  $1,784,318  $  308,325
                                                   =========     =======

(7)  LONG-TERM DEBT

Long-term debt consist of the following:
                                                   1996           1995

Mortgage payable, interest rate of 10.625%,
principal and interest payable in monthly
installments of $4,852, with a final payment
of $482,357 on November 30, 1996;
collateralized by the land and building. The
Mortgage is being refinanced with an expected
completion date of November 30, 1996 (see
below).                                           483,504        489,977



PHOTOCOMM, INC. AND SUBSIDIARIES

Notes payable to Arizona Department of
Commerce, annual interest rate of 5%,
monthly payments of $5,966 through December
1999; collateralized by the land, building
and certain equipment; guaranteed by PLI,
by Company directors Robert R. Kauffman
and Donald Anderson, and by former director
Cedric Adams.                                     219,386        278,404

Notes payable to related parties in connection
with the acquisition of billboard systems,
annual interest rate of 10%, payable monthly
through September 1996.                             5,672         70,191

Other                                              11,922         17,540
                                                  720,484        856,112
Current Installments                               82,096        135,949
                                               $  638,388     $  720,163
                                                =========      =========

Maturities of the long-term debt in years subsequent to 1996 are as follows:
1997, $82,096; 1998, $78,129; 1999, $82,028; 2000, $35,004; 2001, $12,399 and
thereafter, $430,828.

The Company has obtained a commitment to refinance the mortgage in place on or about November 30, 1996. The new terms include a 10 year term, 20 year amortization, and 8.75% per annum interest rate.

(8)  INCOME TAXES

The Company does not have any income tax expense for 1995 and 1994 due to utilization of net operating loss carryforwards. The Company's tax benefit of $350,000 in 1996 results from the establishment of a deferred tax asset through adjustment in the valuation allowance.

The tax effects of temporary differences that give rise to significant portions of the deferred tax assets and liabilities as of August 31, 1996 and 1995 are as follows:
                                                1996         1995
     Deferred Tax Assets
     Net operating loss carryforwards       $1,700,000   $2,100,000
     Inventory allowances                       20,000       10,000
     Accounts receivable, principally due
      to allowance for doubtful accounts        10,000       10,000
          Total gross deferred tax assets    1,730,000    2,120,000
          Less: valuation allowance         (1,370,000)  (2,100,000)
          Net deferred tax assets           $  360,000   $   20,000

     Deferred Tax Liabilities
     Inventory, principally uniform
      capitalization                            10,000       20,000
          Total gross deferred tax
           liabilities                          10,000       20,000
          Net deferred tax asset            $  350,000   $     -
                                             =========    =========
                        PHOTOCOMM, INC. AND SUBSIDIARIES

The change in the valuation allowance was a net decrease of $730,000 for the year. In assessing the realizability of deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will not be realized. The ultimate realization of deferred tax assets is dependent upon generation of future taxable income during the periods in which those temporary differences become deductible. Management considers the scheduled reversal of deferred tax liabilities, projected future taxable income, and tax planning strategies in making this assessment. Based upon the level of historical tax income and projections for future taxable income over the periods which the deferred tax assets are deductible, management believes it is more likely than not that the Company will realize the benefits of these deductible differences, net of the valuation allowance.

The decrease in the valuation allowance for fiscal 1996 resulted primarily from the utilization of net operating loss carryforwards and the release of certain valuation allowances based upon the Company's reevaluation of the realizability of the remaining net operating loss carryforwards.

The Company has net operating loss (NOL) carryforwards for federal income tax purposes of approximately $5.9 million at August 31, 1996. The NOLs are comprised of $2.8 million for the parent company, $1.1 million for the BOSS subsidiary and $2.0 million for the Photocomm Credit Corporation subsidiary. These NOLs begin to expire in the year 2003 for the parent company and 2000 for the subsidiaries. Due to ownership changes, the parent company is limited to $1.0 million per year of net operating loss carryforwards which may be utilized. However, because these NOL's can be accumulated if unused, the parent company has available the entire $2.8 million for fiscal 1997 utilization. Included in the NOL amounts is approximately $1.5 million attributable to the deductions taken for stock options exercised, the benefit of which will be credited to additional paid-in capital when realized.

(9)  STOCK OPTION PLANS

The Company has a Stock Option Plan (the "Plan") which provides for the issuance of 2,895,000 shares of common stock upon exercise of options under the plan. Options granted under the Plan may be either (i) options intended to constitute incentive stock options ("ISOS") under the Internal Revenue Code of 1986, or (ii) non-statutory options. ISOS may be granted under the Plan to employees and officers of the Company.

The Plan is administered by a committee consisting of non-affiliated members of the Board of Directors. The committee, within the limitations of the Plan, determines the persons to whom options will be granted, the number of shares to be covered by each option, whether the options granted are intended to be ISOS, the duration and rate of exercise of each option, the exercise price per share and the manner of exercise, and the time, manner and form of payment upon exercise of an option.

ISOS granted under the Plan may not be granted at a price less than the fair market value of the common stock on the date of grant (or 110% of fair market value in the case of employees or officers holding 10% or more of the voting stock of the Company). The aggregate fair market value of shares for which ISOS are granted to any employee exercisable for the first time by such employee may not exceed $100,000. Non-statutory options granted under the PHOTOCOMM, INC. AND SUBSIDIARIES

Plan may be issued at a price less than fair market value of the common stock on the date of grant. The options generally become exercisable over a four year period, and ultimately lapse if unexercised at the end of ten years.

Activity under the Stock Option Plan is as follows:

                                        Company Stock Option Plan
                                  Number of Shares          Option price
                              Incentive   Non-Statutory      per share
Outstanding August 31, 1994    584,000     1,345,000        $0.75-$1.88
Granted                        145,500       252,000        $1.675
Exercised                     (149,000)     (490,000)       $0.75-$1.88
Canceled                       (40,000)         -           $0.88-$1.88
Outstanding August 31, 1995    540,500     1,107,000        $0.75-$1.88
Granted                        207,000       275,000        $2.75
Exercised                     (101,085)     (270,000)       $0.75-$1.88
Canceled                       (32,375)         -           $0.75-$2.75
Outstanding August 31, 1996    614,040     1,112,000        $0.88-$2.75
                               =======     =========        ===========

At August 31, 1996 and 1995, options to purchase 786,041 and 1,032,212 shares, respectively, were exercisable at prices ranging from $0.88 to $1.88.

All options granted under the plan are non-transferable during an optionee's lifetime, but are transferable at death by will or by laws of descent and distribution. Options granted terminate within a specified period of time following termination of an optionee's employment or position as a director or consultant with the Company.

Earnings per share in fiscal 1996, 1995 and 1994 include conversion of the stock options into common voting stock where the effect is dilutive.

(10)  EQUITY TRANSACTIONS

The $5.00 Series A Preferred Stock is convertible on the basis of four common shares per preferred share. The cumulative 12% dividend ($0.60 per share) was payable in cash or in kind until September 20, 1993 and thereafter shall be paid in cash. The Company has the right to redeem the outstanding preferred stock at any time after August 31, 1996 for $5.00 per share. The preferred stock has voting rights based upon the common stock conversion rate. The Company issued 3,205 and 11,903 shares of Series A Preferred Stock as dividends in-kind during 1994 and 1993, respectively. Cash dividends of $51,619 and $65,983 were paid during 1996 and 1995, respectively.

The $6.00 Series AA Convertible Preferred Stock is convertible on the basis of four common shares per preferred share. The cumulative 11% cash dividend ($0.66 per share) is payable quarterly. The Company has the right to redeem the outstanding preferred stock at any time after the fifth anniversary of the date of issuance of the shares for $6.00 per share. The Series AA Preferred Stock has voting rights based upon the common stock conversion rate. During 1996 and 1995, the Company paid $40,403 and $57,308 cash dividends on the Series AA Convertible Preferred Stock, respectively. During 1996, 16,800 Series AA Convertible Preferred Stock were converted to 67,200 common shares in accordance with the common stock conversion rights of the agreement.
                        PHOTOCOMM, INC. AND SUBSIDIARIES

Earnings per share for fiscal 1996, 1995 and 1994 do not include conversion of the preferred stock into common voting stock as the effect is antidilutive.

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

On August 30, 1994, the Company entered into an Exchange Agreement with Westinghouse and NWP. Pursuant to the Exchange Agreement, NWP acquired from Westinghouse 1,800,000 shares of the Company's common stock, 8,690 shares of Series B Convertible Preferred Stock, the remaining $250,000 Subordinated Convertible Debenture and accounts payable and accrued liabilities totaling $306,481 in exchange for 465,780 shares of NWP unregistered common stock.

NWP immediately converted the Series B Convertible Preferred Stock and Subordinated Convertible Debenture into 201,427 shares of the Company's common stock. NWP also exchanged the Westinghouse accounts payable and accrued liabilities into 158,799 shares of the Company's common stock.


PHOTOCOMM, INC. AND SUBSIDIARIES

NWP owns 6,612,447 shares of common stock at August 31, 1996 purchased pursuant to the Stock Purchase Agreement and the Exchange Agreement, which represents approximately 46.2% of the issued and outstanding shares of common stock and approximately 44.2% of the total voting shares of the Company. If NWP were to acquire all of the foregoing shares, when added to the 6,612,447 shares it presently holds, NWP would hold 49.3% of the issued and outstanding voting common stock of the Company (see note 19).

Westinghouse no longer maintains a minority interest in the Company, but does own a minority interest in NWP.


(11) LEASES

The Company has leases covering office facilities and equipment. Total rental expense was approximately $225,516, $118,000 and $108,000 in fiscal 1996, 1995 and 1994, respectively.

The following is a schedule of future minimum lease payments for non-cancelable operating leases with initial terms of more than one year:

               Years ending August 31             Amount

                       1996                     $182,982
                       1997                      115,734
                       1998                       21,897
                       Total                    $320,613
                                                 =======

The Company leases certain of its facilities from certain officers and employees of the Company. Rental expense from these leases was $80,024 for fiscal 1996. Aggregate commitment for future minimum lease payments of $249,849 are included in the above lease payment schedules.


(12) LINE OF CREDIT

On March 15, 1995, the Company entered into a $1,000,000 bank credit line and in March and June of 1996, the credit line was further increased to $1,700,000. The credit line is a revolving line and matures on February 28, 1997. It has certain operating covenants, and is secured by the Company's inventory and accounts receivable. Interest on the line is prime (8.25% at August 31, 1996) plus one half of a point per annum, with interest-only payments payable monthly. The credit line has a commitment fee equal to .5% of the average unused balance payable quarterly. The outstanding balance on the line of credit as of August 31, 1996 was $1,399,099, and the Company had no covenant defaults.









                        PHOTOCOMM, INC. AND SUBSIDIARIES

(13) STATEMENTS OF CASH FLOWS INFORMATION

Additional cash flow information is as follows:

                                    Years ended August 31
                                   1996      1995      1994

          Interest paid          $101,416  $ 96,737  $209,276
                                  =======   =======   =======

No income taxes were paid in fiscal 1996, 1995 and 1994.

For purposes of the statements of cash flows, the Company considers all highly liquid debt instruments with a maturity of three months or less at the time of purchase to be cash equivalents.

Non-cash investing and financing activities include the following:

On October 1, 1995, in connection with the Sunelco acquisition (note 2), the Company issued 225,000 shares of Photocomm's common stock valued at $400,000. On February 2, 1996, in connection with the Solarjack acquisition (note 2), the Company issued 560,000 shares of Photocomm's common stock valued at $1,400,000.

On August 30, 1994, as part of the NWP Exchange Agreement (note 10), the remaining Westinghouse $250,000 subordinated debenture and 8,690 shares of Series B Convertible Preferred Stock were converted into 166,667 and 34,760 shares of the Company's common stock, respectively. In addition, $306,482 of accounts payable and accrued liabilities was converted into 158,799 shares of the Company's common stock as part of the same transaction.

On November 9, 1993, as part of the NWP Stock Purchase Agreement (note 10), Westinghouse converted its $500,000 subordinated debenture into 333,333 shares of the Company's common stock. Westinghouse also converted 222,222 shares of Series B Convertible Preferred Stock into 888,888 shares of the Company's common stock as part of the same transaction.

On October 1, 1993, the Company acquired $473,000 of solar illuminated billboard systems from related parties (note 5). The Company offset $82,000 of its outstanding accounts receivable from the related parties, issued 20,000 shares of its Series AA Convertible Preferred Stock for $108,000, and issued notes payable for $258,000. The remaining $25,000 was paid in cash.


(14) RELATED PARTIES

Robert R. Kauffman purchased 10,000 and 10,000 shares of the Series AA Convertible Preferred Stock for $50,000 and $54,000 in fiscal years 1995 and 1993, respectively. He also purchased 15,000 shares of the Series A Convertible Preferred Stock for $60,000 in fiscal 1992 (note 10).





                        PHOTOCOMM, INC. AND SUBSIDIARIES

(15) RETIREMENT SAVINGS PLAN

The Company has a 401(k) Retirement Savings Plan (the "Plan") which covers certain employees 21 years of age and over who have completed one year of service. Employees may voluntarily contribute up to 20% of pre-tax earnings to the Plan, subject to a maximum IRS limit. The Company may contribute additional amounts at its sole discretion. The Company contributions expense to the Plan were $36,000 and $14,500 for the years ended August 31, 1996 and 1995, respectively.


(16) GEOGRAPHIC INFORMATION

The company operates in one industry segment and engages primarily in the design, development, manufacture and marketing of solar electric products. The Company sells its products to a broad range of dealers/distributors, original equipment manufacturers, and end-users. Sales to unaffiliated customers located outside the United States, primarily in North and South America, aggregated approximately 17%, 12% and 15% of consolidated net sales for the years ended August 31, 1996, 1995 and 1994, respectively.


(17) SUPPLEMENTAL FINANCIAL INFORMATION

                                   Additions
                    Balance at     charged to                   Balance
                    beginning      costs and                    at end
Classification      of period      expenses        Deductions1   of period

Year ended
August 31, 1994:
Allowance for
 doubtful accounts   $ 25,000        48,000         48,000       25,000

Reserve for obsolete
 inventory             25,000       146,000         96,000       75,000

Year ended
August 31, 1995:
Allowance for
 doubtful accounts   $ 25,000        48,000         48,000       25,000

Reserve for obsolete
 inventory             75,000        97,200        147,200       25,000

Year ended
August 31, 1996:
Allowance for
 doubtful accounts   $ 25,000        48,832         47,832       26,000

Reserve for obsolete
 inventory             25,000       131,935        106,935       50,000

1 Allowance for doubtful accounts: Uncollectible accounts written off, net of recoveries from accounts previously written off.
                        PHOTOCOMM, INC. AND SUBSIDIARIES

(18) FAIR VALUE OF FINANCIAL INSTRUMENTS

Statement of Financial Accounting Standards No. 107, "Disclosures about Fair Value of Financial Instruments," requires that the Company disclose estimated fair values for its financial instruments. Fair value estimates are made at a specific point in time and are based on relevant market information and information about the financial instrument; they are subjective in nature and involve uncertainties, matters of judgment and, therefore, cannot be determined with precision. These estimates do not reflect any premium or discount that could result from offering for sale at one time the Company's entire holdings of a particular instrument. Since the fair value is estimated as of August 31, 1996, the amounts that will actually be realized or paid in settlement of the instruments could be significantly different.

For the Company's cash and cash equivalents, the carrying amount is assumed to be the fair value because of the liquidity of these instruments. The carrying amount is assumed to be the fair value for accounts receivable, accounts payable and other accrued expenses because of the short maturity of the portfolios. The fair value of the Company's line of credit and long-term debt approximates the terms in the marketplace they could be replaced. Therefore, the fair value approximates the carrying value of these financial instruments.


(19) SUBSEQUENT EVENT

On November 21, 1996, the Company entered into a new financial and strategic agreement with GTC and NWP (the "Stock Purchase Agreement"). Pursuant to the Stock Purchase Agreement, GTC acquired NWP's 44% interest in the Company, and NWP and the Company terminated all of its rights and options pursuant to the NWP, Westinghouse, PLI and Robert R. Kauffman November 9, 1993 Stock Purchase Agreement. GTC also acquired from the Company 1,000,000 shares of unregistered common stock for $2.75 per share. In conjunction with the Stock Purchase Agreement, GTC acquired 450,000 shares of unregistered common stock from PLI, 450,000 shares of unregistered common stock from Robert R. Kauffman, the Company's president, 50,000 shares of unregistered common stock from Myron Anduri, the Company's Senior Vice President, and 50,000 shares of unregistered shares of common stock from Thomas LaVoy, the Company's Chief Financial Officer, at $2.75 per share.

The Company granted demand registration rights to GTC covering the shares purchased from NWP and the Company and all other shares they may own, provided GTC shall pay one-half the costs of any demand registration. As of November 21, 1996, GTC held approximately 52% of the issued and outstanding shares of common stock of the Company. In addition, GTC has the preemptive right to subscribe for its proportionate share of all future equity offerings of the Company provided GTC owns at least 20% of the issued and outstanding stock of the Company or 6,000,000 shares. GTC is a wholly-owned subsidiary of ACX Technologies, Inc. ("ACX"), a New York Stock Exchange company.


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


                                  PART IV

Item 13.  Exhibits, Financial Statement Schedule and Reports on
          Form 8-K

(a)  Exhibits
     The following exhibits are filed as part of this report:

Exhibit
Number    Description                                       Page
3.1 Articles of Merger (filed as Exhibit 3-B to the Company's Annual Report on Form 10-K for the year ended August 31, 1988 and incorporated herein by reference).

3.2       Third Amended and Restated Articles of
          Incorporation of the Company (filed as
          Exhibit 3-D to the Company's Quarterly
          Report on Form 10-Q for the quarter ended
          May 31, 1990 and incorporated herein by
          reference).

3.3       Amended and Restated Bylaws of the Company        24
          dated November 19, 1996.

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

4.4       Specimen Certificate representing the Series
          B Convertible Preferred Stock of the Company
          (filed as Exhibit 4.4 to the Company's Form
          S-3 dated September 19, 1994 and incorporated herein by reference).

4.5       Registration Rights Agreement between the          39
          Company and Golden Technologies, Inc. and
          ACX Technologies, Inc. dated November 21, 1996.


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

10.5      Convertible Preferred Stock Subscription and
          Purchase Agreement with Powers, Preferences and Rights of the Series AA Private issue in April and May of 1993. (Filed as Exhibit 10-X to the Company's Quarterly Report on 10-Q for the quarter ended May 31, 1993 and incorporated by reference herein).

10.6 Convertible Preferred Stock Purchase Agreement dated July 8, 1991 with Robert R. Kauffman
          (filed as Exhibit 10-T to the Company's Quarterly
          Report on Form 10-Q for the Quarter ended
          May 31, 1991 and incorporated herein by
          reference).

10.7      First Interstate Bank of Arizona, $1.2            53
          Million Loan Agreement and Note Payable
          dated February 28, 1996.


10.8      Agreement and Plan of Reorganization between
          Photocomm, Inc., Sunelco, Inc. and Daniel M.
          Brandborg and Rebecca M. Brandborg dated
          October 3, 1995 (filed as Form 8-K, on
          October 18, 1995 and incorporated herein by reference).

10.9      Agreement and Plan of Reorganization between
          Photocomm, Inc., Jadco Manufacturing and
          James C. Allen dated January 31, 1996 (filed as Form 8-K on February 14, 1996 and incorporated herein by reference).

10.10     Executive Compensation Agreement between          78
          Photocomm, Inc., ACX Technologies, Inc. and
          Robert R. Kauffman dated November 20, 1996.

10.11     Executive Compensation Agreement between          88
          Photocomm, Inc. and Thomas LaVoy dated
          November 20, 1996.

10.12     Executive Compensation Agreement between          96
          Photocomm, Inc. and Myron Anduri dated
          November 20, 1996.

10.13     Executive Compensation Agreement between          100
          Photocomm, Inc. and Donald Anderson dated
          November 20, 1996.

10.14     Executive Compensation Agreement between          104
          Photocomm, Inc. and Robert Spotts dated
          November 20, 1996.

10.15     Executive Compensation Agreement between          108
          Photocomm, Inc. and Ronald Kenedi dated
          November 20, 1996.

10.16     Stock Purchase Agreement dated November 15,       112
          1996 among Golden Technologies Company, Inc.,
          The New World Power Corporation and Photocomm,
          Inc.

10.17     Photocomm, Inc. 1996 Stock Option Plan and        132
          Non-Statutory Stock Option Agreement dated
          September 16, 1996 and November 19, 1996, respectively.
??
10.18         First Interstate Bank Promissory Note

11        Computation of per share earnings for the year    142
          ended August 31, 1996 and 1995.

22        List of Subsidiaries                              144

23        Consent of Independent Auditors                   145

27        Financial Data Schedule                           146

(b)  Reports on 8-K

     None


(c)  Financial Statements:                                  Page

     (1)  Independent Auditors' Report                      F-1

     (2)  Consolidated Financial Statements and Notes       F-2 -
          to Consolidated Financial Statements of the       F-18
          Company for the years ended August 31, 1996, 1995 and 1994.


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

                                   PHOTOCOMM, INC.

                                   By:
                                        Robert R. Kauffman
                                        President and Chief
                                        Executive Officer
                                        Date: November 27, 1996

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature                Capacity                 Date

                         Chief Financial Officer  November 27, 1996
Thomas C. LaVoy

                         Director                 November 27, 1996
Donald E. Anderson

                         Chief Executive Officer  November 27, 1996
Robert R. Kauffman       and Director

                         Director                 November 27, 1996
Walter M. Baker



EXHIBIT 3.3

AMENDED AND RESTATED BYLAWS OF PHOTOCOMM, INC.
An Arizona corporation


1.01 Principal Office. The principal office for the transaction of the business of the corporation in Arizona is hereby fixed and located at 7681 E. Gray Road, in the city of Scottsdale, Maricopa County, Arizona. The Board of Directors is hereby granted full power and authority to change said principal office from one location to another in said County. Any such change shall be noted on the Bylaws by the Secretary, opposite this section, or this section may be amended to state the new location.

1.02 Other Offices. The Corporation may also have offices at such other places both within or without the State of Arizona as the Board of Directors may from time to time determine or the business of the Corporation may require.

II. STATUTES AND ARTICLES

2.01 References to Articles. Any reference herein made to the Corporation's
Articles will be deemed to refer to its Third Restated Articles of Incorporation and all amendments thereto as at any given time on file with the Arizona
Corporation Commission, together with any and all certificates theretofore filed by the Corporation with the Arizona Corporation Commission.

2.02 Seniority Thereof. The Statutes of the State of Arizona will in all respects be considered superior to the Articles of Incorporation with any inconsistency resolved in favor of said Statutes. The Statutes and Articles will in all respects be considered senior and superior to these Bylaws, with any inconsistency to be resolved in favor of the Statutes and Articles, and with these Bylaws to be deemed automatically amended from time to time to eliminate any such inconsistency which may then exist.

2.03 Control Share Acquisitions. Notwithstanding anything contained herein to the contrary, the Corporation shall not be subject to or governed by Title 10, Chapter 6, Article 2, Arizona Revised Statutes. (This provision has been adopted effective November 1, 1990, pursuant to Arizona Revised Statutes Section
10-1211 A.5.)

III. SHAREHOLDERS' MEETINGS

3.01 Annual Meetings. Absent a resolution of the Board of Directors providing otherwise, the annual meeting of the shareholders will be held during the month of January of each year. The date, time of day and place of the annual meeting of shareholder shall be as stated by the Secretary, at the direction of the Board of Directors, or in the absence of action by the Board, at the direction of the President, in the notice of such meeting given pursuant to
Section 3.04 hereof.
If any such annual meeting is for any reason not held on as aforesaid, a special meeting may thereafter be called and held in lieu thereof, and the same proceedings (including the election of directors) may be conducted thereat as at an annual meeting. Any director elected at any annual meeting, or special meeting in lieu of an annual meeting, will continue in office until the election of his successor, subject to his earlier resignation pursuant to Section 9.01 below. The Chairman may present any question for consideration and action at an annual meeting of shareholders. Shareholders' proposals will be included in proxy solicitation materials and considered and submitted to a vote at an annual meeting only if the proponents of any such proposals comply with the rules and regulations promulgated under Section 14(a) of the Securities Exchange Act of 1934 and the Chairman, upon advice of counsel, determines that such shareholders' proposals should be considered.

3.02 Special Meeting. Special meetings of the shareholders may be held whenever and wherever called for by the Board of Directors or by the written demand of the holders of ten percent (10%) of all issued and outstanding shares of stock, regardless of class. The business which may be conducted at any such special meeting will be confined to the purposes stated in the notice thereof, and to such additional matters as the chairman of such meeting may rule to be germane to such purpose.

3.03 Action of Shareholders Without a Meeting. Any action required to be taken or that might be taken at a meeting of the shareholders may be taken without a meeting if a consent in writing, setting forth the action so taken, shall be signed by the holders of all of the shares of outstanding stock entitled to vote with respect to the subject matter of the action. Any such consent shall be filed with the corporate records or made a part of the minutes of the meeting.

3.04 Notices. Written notice stating the place, day and hour of any meeting of shareholders and, in case of a special meeting, the purpose or purposes for which the meeting is called, shall be delivered not less than ten (10) nor more than fifty (50) days before the date of the meeting, either personally or by mail, by the Secretary of the Corporation at the directions of the person or persons calling the meeting, to each shareholder of record entitled to vote at such meeting. If mailed, such notice shall be deemed to be delivered when deposited in the first class United States Mail, addressed to the shareholder at his address as it appears on the stock transfer books of the Corporation. When a meeting is adjourned to another time or place, unless the Bylaws otherwise require, notice need not be given of the adjourned meeting if the time and place thereof are announced at the meeting at which the adjournment is taken. At the adjourned meeting, the Corporation may transact any business which might have been transacted at the original meeting. If the adjournment is for more than thirty (30) days, or if after the adjournment, a new record date is fixed for the adjourned meeting, a notice of the adjourned meeting shall be given to each shareholder of record entitled to vote at the meeting. Whenever any notice is required to be given to any shareholder, a waiver thereof in writing signed by the person or persons entitled to such notice, whether before or after the time stated therein, shall be equivalent to the giving of such notice. Any such waiver shall be filed with the corporate records or made a part of the minutes of the meeting. Attendance of a person at a meeting shall constitute a waiver of notice of such meeting, except when the person attends a meeting for the express purpose of objecting to the transaction of any business because the meeting is not lawfully called or convened.

3.05 Record Date for Shareholders. In order to determine the shareholders entitled to notice of or to vote at any meeting of shareholders, or entitled to express consent to corporation action in writing without a meeting, or entitled to receive payment of any dividend or other distribution or allotment of any rights, or entitled to exercise any rights with regard to any lawful action, the Board of Directors may fix in advance a date, not exceeding seventy (70) days nor less than ten (10) days preceding the date of such meetings, as a record date for the determination of the shareholders of record entitled to notice of, and to vote at, such meeting. The shares of stock, and the shareholders "entitled to vote" (as that or any similar term is hereinafter used) at any meeting of the shareholders will be determined as of the applicable record date if one has been fixed as aforesaid; otherwise, if no record date is fixed, the record date shall be at four o'clock in the afternoon on the day before the day on which notice is given, or, the record date for determining shareholders entitled to express consent to corporate action in writing without a meeting shall be the time of the day on which the first written consent is provided.

3.06 Quorum. A majority of the shares entitled to vote, represented in person or by proxy, shall constitute a quorum at a meeting of shareholders. All shares represented and entitled to vote on any single subject matter which may be brought before the meeting shall be counted for the purposes of a quorum. Only those shares entitled to vote on a particular subject matter shall be counted for the purposes of voting on that subject matter. Business may be conducted once a quorum is present and may continue until adjournment of the meeting notwithstanding the withdrawal or temporary absence of sufficient shares to reduce the number present to less than a quorum. The affirmative vote of the majority of the shares then represented at the meeting and entitled to vote on the subject matter shall be the act of the shareholders; provided, however, that if the shares then represented are less than required to constitute a majority if a quorum were present; provided further, the affirmative vote of a majority of the shares then present is sufficient in all cases to adjourn a meeting.

3.07 Voting Records; Election Inspectors. The Secretary of the Corporation shall obtain from the transfer agent of the Corporation a complete record of the shareholders entitled to vote at any meeting of shareholder or any adjournment thereof, arranged in alphabetical order, with the address of and the number of shares held by each. Such record shall be produced and kept open at the time and place of the meeting and shall be subject to the inspection of any shareholder during the whole time of the meeting for the purposes thereof.

The Board of Directors, in advance of any shareholders' meeting, may appoint an Election Inspector or Inspectors to act at such meeting (and any adjournment thereof). If an Election Inspector or Inspectors are not so appointed, the chairman of the meeting may, or upon the request of any person entitled to vote at the meeting will, make such appointment. If any person appointed as an Inspector fails to appear or to act, a substitute may be appointed by the chairman of the meeting. If appointed, the Election Inspector or Inspectors (acting through a majority of them if there be more than one) will determine the number of proxies and the number of shares represented at the meeting in person and by proxy; they will receive and count votes, ballots and consents and announce the results thereof; they will hear and determine all challenges and questions pertaining to proxies and voicing; and, in general, they will perform such acts as may be proper to conduct elections and voting with complete fairness to all shareholders. No such Election Inspector need be a shareholder of the Corporation.

3.08 Organization and Conduct of Meetings. Each shareholders' meeting will be called to order and thereafter chaired by the Chairman of the Board if there is one; or, if not, or if the Chairman of the Board is absent or so requests, then by the President; or if both the Chairman of the Board and the President are unavailable, then by such other officer of the corporation or such shareholder as may be appointed by the Board of Directors. The Corporation's
Secretary will act as Secretary of each shareholders' meeting; in his absence the chairman of the meeting may appoint any person (whether a shareholder or not) to act as Secretary thereat. After calling a meeting to order, the chairman thereof may require the registration of all shareholders intending to vote in person, and the filing of all proxies, with the Election Inspector or Inspectors, if one or more have been appointed (or, if not, with the Secretary of the meeting). After the announced time for such filing of proxies has ended, no further proxies or changes, substitutions or revocations of proxies will be accepted. If directors are to be elected, a tabulation of proxies so filed will, if any person entitled to vote in such election so requests, be announced at the meeting (or adjournment thereof) prior to the closing of the election polls.
Absent a showing of bad faith on his part, the chairman of a meeting will, among other things, have absolute authority to fix the period of time allowed for the registration of shareholders and the filing of proxies, to determine the order of business to be conducted at such meeting and to establish reasonable rules for expediting the business of the meeting
(including any informal, or question and answer, portions thereof).

3.09 Voting. Except as otherwise may be required by the Corporation's
Articles of Incorporation or by Statute, each share of stock represented at any meeting of the shareholders shall be entitled to one vote. Except as otherwise herein provided, the record holder of each share of stock, as determined by the name appearing on the Corporation's books, shall be the person empowered to cast the vote to which such share shall be entitled. The affirmative vote of the majority of the shares then represented at any meeting of shareholders and entitled to vote on the subject matter shall be the act of the shareholders; provided however, that if the shares then represented are less than required to constitute a quorum, the affirmative vote must be such as would constitute a majority if a quorum were present;
provided further, the affirmative vote of a majority of the shares then present is sufficient in all cases to adjourn a meeting. The voting will be by ballot on any question as to which a ballot vote is demanded, prior to the time the voting begins, by any person entitled to vote on such question;
otherwise a voice vote will suffice. No ballot or change of vote will be accepted after the polls have been declared closed following the ending of the announced time for voting.

The following additional provisions shall apply to the voting of shares:

(a) Treasury Stock. Shares of its own stock belonging to this Corporation or to another corporation, if a majority of the shares entitled to vote in the elections of directors of such other corporation is held by this Corporation, shall neither be entitled to vote nor counted for quorum purposes. Nothing in this subparagraph shall be construed as limiting the right of this Corporation to vote its own stock held by it in a fiduciary capacity.

(b) Proxies. A shareholder may vote either in person or by proxy executed in writing by the shareholder or by his duly authorized attorney-in-fact. In the event any instrument granting a proxy shall designate two or more persons to act as proxy, the majority of such persons present at the meeting, or if only one should be present then that one, shall have and may exercise all the powers conferred by such instrument upon all the persons so designated, unless such instrument shall otherwise provide. No proxy shall be valid after eleven (11) months from the date of its execution, unless otherwise provided in the proxy. A duly executed proxy shall be irrevocable if it states that it is irrevocable and if, and only as long as, it is coupled with an interest sufficient at law to support an irrevocable power. A proxy may be made irrevocable regardless of whether the interest with which it is coupled is an interest in the share itself or an interest in the Corporation generally.
A proxy is not revoked by the death or incapacity of the maker unless, before the vote is counted or quorum is determined, written notice of the death or incapacity is given to the Corporation. A proxy may be revoked by an instrument expressly revoking it, a duly executed proxy bearing a later date, or by the attendance of the person executing the proxy at the meeting and his voting of his shares personally.

(c) Corporate Shareholders. Shares standing in the name of another corporation, domestic or foreign, may be voted by such officer, agent or proxy as the bylaws of such other corporation may prescribe, or, in the absence of such provision, as the Board of Directors of such other corporation may determine. The Secretary of the Corporation or the Election Inspectors shall have the authority to require that such documents be filed with the Secretary or Election Inspectors shall reasonably require in order to verify the authority and power of any such officer, agent or proxy to vote the shares of the Corporation held by any such other corporation.

(d) Shares Held by Fiduciary. Shares held by an administrator, executor, guardian, conservator or personal representative may be voted by him, either in person or by proxy, without a transfer of such shares into his name.
Shares standing in the name of a trustee, other than a trustee in bankruptcy, may be voted by him, either in person or by proxy, but no such trustee shall be entitled to vote shares held by him without a transfer of such shares into his name. Shares standing in the name of a receiver, trustee in bankruptcy, or assignee for the benefit of creditors may be voted by such representative,- either in person or by proxy. Shares held by or under the control of such a receiver or trustee may be voted by such receiver or trustee, either in person or by proxy, without the transfer thereof into his name if authority so to do be contained in an appropriate order of the court by which such receiver or trustee was appointed. The Secretary of the Corporation or the Election Inspectors shall have the authority to require that such documents be filed with the Secretary of the Corporation as the Secretary or Election Inspectors shall reasonably require in order to verify the authority and power of such representative or other fiduciary to vote the shares of the Corporation registered in the name of su ch other person.

(e) Pledged Shares. A shareholder whose shares are pledged shall be entitled to vote such shares until the shares have been transferred into the name of the pledgee, and thereafter the pledgee shall be entitled to vote the shares so transferred.

(f) Joint Owners. If the shares stand in names of two or more persons, whether fiduciaries, members of a partnership, joint tenants, tenants in common, Tenants by the entirety or tenants by community property or otherwise, or if two or more persons have the same fiduciary relationship respecting the same shares, unless the Corporation is given written notice to the contrary and is furnished with a copy of the instrument or order appointing them or creating the relationship wherein it is so provided, their acts with respect to voting shall have the following effect:

(1) If only one votes, his acts binds.

(2) If more than one votes, the act of the majority so voting binds all.

(3) If more than one votes, but the vote is evenly split on any particular matter, each faction may vote the shares in question proportionally.

3.10 Nominations of Directors. Nominations for election to the Board of Directors of the Corporation at a meeting of shareholders may be made by the Board of Directors or on behalf of the Board by a nominating committee appointed by the Board, or by any shareholder of the Corporation entitled to vote for the election of Directors at such meeting. Such nominations, other than those made by or on behalf of the Board, shall be made by notice in writing delivered or mailed by first class United States mail, postage prepaid, to the Secretary of the Corporation, and received by him not less than thirty (30) days nor more than (60) days prior to any meeting of shareholders called for the election of Directors; provided, however, that if less than thirty-five (35) days notice of the meeting is given to shareholders, such nomination shall have been mailed or delivered to the Secretary of the Corporation not later than the close of business on the seventy (7th) day following the day on which the notice of meeting was mailed.
Such notice shall set forth as to each proposed nominee who is not an incumbent
Director (i) the name, age, business address and telephone number and, if known, residence address of each nominee proposed in such notice, (ii) the principal occupation or employment of each such nominee, (iii) the number of shares of stock of the Corporation which are beneficially owned by each such nominee and by the nominating shareholder, and (iv) any other information concerning the nominee that must be disclosed with respect to nominees in proxy solicitations pursuant to the rules, regulations and forms promulgated under Section 14(a) of the Securities Exchange Act of 1934.

The Chairman of the meeting may, if the facts warrant, determine that a nomination was not made in accordance with the foregoing procedure, and if he should so determine, he shall so declare to the meeting and the defective nomination shall be disregarded.

3.11 Election of Directors. At each election for directors, every shareholder entitled to vote at such election shall have the right to vote, in person or by proxy, the number of shares owned by him for as many persons as there are directors to be elected and for whose election he has a right to vote, or to cumulate his votes by giving one candidate as many votes as the number of his shares, multiplied by the number of directors to be elected and for whose election he has a right to vote, shall equal, or by distribution such votes on the same principle among any number of such candidates.

3.12 Shareholder Approval or Ratification. The Board of Directors may submit any contract or act for approval or ratification at any duly constituted meeting of the shareholders, the notice of which either includes mention of the proposed submittal or is waived as provided in Section 3.04 above. If any contract or act so submitted is approved or ratified by a majority of the votes cast thereon at such meeting, the same will be valid and as binding upon the Corporation and all of its shareholders as if would be if approved and ratified by each and every shareholder of the Corporation.

3.13 Informalities and Irregularities. All informalities or irregularities in any call or notice of a meeting, or in the areas of credentials, proxies, quorums, voting and similar matters, will be deemed waived if no objection is made at the meeting.

IV. BOARD OF DIRECTORS

4.01 Powers. Subject to the limitations of the Articles of Incorporation, the Bylaws, the Arizona General Corporation Law as to action to be authorized or approved by the shareholders, and subject to the duties of Directors as prescribed by the Bylaws, all corporation powers shall be exercised by or under the authority of, and the business and affairs of the Corporation shall be controlled by, the Board of Directors. In addition to any other powers granted by the Arizona General Corporation Law, the Articles of Incorporation and the Bylaws, it is hereby expressly declared that the Directors shall have the following powers, to-wit:

(a) To select and remove all the other officers, agents and employees of the Corporation, prescribe such powers and duties for them as may not be inconsistent with law, with the Articles of Incorporation, or the Bylaws and fix their compensation.

(b) To conduct, manage and control the affairs and business of the Corporation, and to make such rules and regulations therefore not inconsistent with law, or with the Articles of Incorporation or the Bylaws, as they may deem best.

(c) To designate any place within or without: the State of Arizona for the holding of any shareholders' meeting or meetings; and to adopt, make and use a corporate seal, and to prescribe the forms of certificate of stock, and to alter the form of such seal and such certificates so that the same shall at all times comply with applicable law.

(d) To authorize the issuance of shares of stock of the Corporation from time to time, upon such terms as may be lawful, in consideration of money paid, labor done or services actually rendered, debts or securities canceled, or tangible or intangible property actually received, or in the case of shares issued as a dividend against amounts transferred from surplus to stated capital.

(e) to borrow money and incur indebtedness for the purpose of the Corporation, and to cause to be executed and delivered therefore, in the corporate name, promissory notes, bonds, debentures, deeds of trust, mortgages, pledges, hypothecations and other evidences of debt and securities therefore.

(f) To authorize a person or persons to sign and endorse all checks, drafts or other forms for payments of money, notes, or other evidences of indebtedness, issued in the name of or payable to the Corporation.

4.02 Membership. The business and affairs of the Corporation shall be managed by its Board of Directors, consisting of six (6) directors until the January 1997
Annual Meeting of Shareholders, and seven members thereafter. At the first annual meeting of shareholders and at each annual meeting thereafter, the shareholders shall elect Directors to hold office until the next succeeding annual meeting.
Each Directors shall hold office until his successor is elected and qualified, or until his earlier resignation or removal. The Directors need not be shareholders or residents of the state of incorporation.

4.03 Vacancies. Any vacancy occurring in the Board of Directors may be filled by the affirmative vote of a majority of the remaining directors though less than a quorum, or by a sole remaining Director, and any Director so chosen shall hold office until the next election of Directors when his successor is elected and qualified. Any newly created directorship shall be deemed a vacancy. When one or more Directors shall resign from the Board, effective at a future time, a majority of the Directors then in office, including those who have so resigned, shall have the power to fill such vacancy or vacancies, the vote thereon to take effect when such resignation or resignations shall become effective, and each Director so chosen shall hold office as herein provided in the filling of other vacancies. If at any time, by reason of death or resignation or other cause, a Corporation should have no Directors in office, then any officer or any shareholder or an executor, administrator, trustee, guardian or personal representative of a shareholder, or other fiduciary entrusted with like responsibility for the person or estate of a shareholder, may call a special meeting of shareholders.

4.04 Removal of Directors. At a meeting of the shareholders called expressly for that purpose, Directors may be removed, with or without cause, by a vote of the holders of a majority of the shares then entitled to vote at an election of Directors; provided, however, that, if less than the entire
Board is to be removed, no none of the Directors may be removed if the votes cast against his removal would be sufficient to elect him if then cumulatively voted at an election of the entire Board of Directors.

4.05 Meetings. A regular meeting of the Directors shall be held immediately after the adjournment of each annual shareholders meeting at the place at which such shareholders meeting was held. Other meetings of the Board of Directors, regular or special, may be held either within or without this state, and may be held by means of conference telephone or similar communications equipment by means of which all persons participating in the meeting can hear each other, and participation in a meeting so held shall constitute presence in person at such meeting. Any director shall be entitled to participate by conference telephone or similar communication equipment, provided, however, the directors by resolution may preclude any person who is not a director from participating or listening to any meeting of the Board by such telephone or other equipment or otherwise. Regular meetings other than annual meetings may be held without notice at regular intervals at such places and times as the Board of Directors may from time to time provide. Special meetings of the Board of Directors may be held whenever and wherever (within the continental United States) called for by the Chairman of the Board, the President or the number of Directors required to constitute a quorum.

4.06 Notices. No notice need be given of regular meetings of the Board of Directors. Written notice of the time and place (but not necessarily the purpose or all of the purposes) of any special meeting will be given to each Director in person or via mail or telegram addressed to him at his latest address appearing on the Corporation's records. Notice to any Director of any such special meeting will be deemed given sufficiently in advance when, if given by mail, the same is deposited in the United States mail, with first-class postage thereon prepaid, at least five (5) days before the meeting date, or if personally delivered or given by telegram, the same is handed to the Director, or the telegram is delivered to the telegraph office for fast transmittal, at least forty-eight (48) hours prior to the convening of the meeting. Any Director may waive call or notice of any meeting (and any adjournment thereof) at any time before, during which or after it is held. Attendance of a Director at any meeting will automatically evidence his waiver of call and notice of such meeting (and any adjournment thereof) unless he is attending the meeting for the express purpose of objecting to the transaction of business thereat because it has not been properly called or noticed. No call or notice of a meeting of Directors will be necessary if each of them waives the same in writing or by attendance as aforesaid. Any meeting, once properly called and noticed (or as to which call and notice have been waived as aforesaid) and at which a quorum is formed, may be adjourned to another time and place by a majority of those in attendance. Notice of the time and place of holding an adjourned meeting need not be given to absent Directors if the time and place be fixed at the meeting adjourned.

4.07 Quorum. A majority of the number of Directors then serving shall constitute a quorum for the transaction of business at any meeting or adjourned meeting of the Board of Directors; provided, however, that in no event shall fewer than two
Directors constitute a quorum unless only one Director is then serving.

4.08 Action by Directors. The act of the majority of the Directors present at a meeting at which a quorum is present shall be the act of the Board of Directors.

4.09 Presumption of Assent. A Director of the Corporation who is present at a meeting of the Board of Directors, or of any committee, at which action is taken on any corporate matter will be presumed to have assented to the action taken unless his dissent is entered in the minutes of the meeting or unless he files his written dissent to such action with the person acting as secretary of the meeting before the adjournment thereof or forwards such dissent by registered mail to the Secretary of the Corporation immediately after the adjournment of such meeting. A right to dissent will not be available to a Director who voted in favor of the action.

4.10 Compensation. By resolution of the Board, the Directors may be paid their expenses, if any, of attendance at each meeting of the Board of Directors, or of any committee, and may be paid a fixed sum for attendance at each such meeting or a stated salary as a Director or committee member. No such payment will preclude any Director from serving the Corporation in any other capacity and receiving compensation therefore.

4.11 Action by Directors Without a Meeting. Any action required to be taken at a meeting of the Board of Directors, or any action that may be taken at a meeting of the Directors or the Executive Committee or other committee thereof, may be taken without a meeting if all Directors or committee members consent thereto in writing. Such consent shall have the same effect as a unanimous vote.

4.12 Director Conflicts of Interest. No contract or other transaction between the Corporation and one or more of its Directors or any other business entity in which one or more of its Directors is a director or officer or is financially interested shall be either void or violable because of such relationship or interest or because such Director or Directors are present at a meeting of the Board of Directors or committee thereof which authorizes, approves or ratifies such contract or transaction or vote for such authorization, approval or ratification if:

(a) the fact of the relationship or interest is disclosed or known to the Board of Directors or committee thereof and the number of disinterested Directors or committee members authorizing, approving or ratifying such contract or transaction is sufficient for such authorization, approval or ratification to be granted; or

(b) the fact of the relationship or interest is disclosed to the shareholders entitled to vote and they authorized, approve or ratify such contract or transaction; or

(c) the contract or transaction is fair and reasonable to the Corporation at the time the contract or transaction is authorized, approved or ratified, in the light of circumstances known to those entitled to vote thereon at that time.


V. EXECUTIVE AND OTHER COMMITTEES

5.01 Creation. The Board of Directors may, by resolution adopted by an absolute majority of the full Board of Directors, designate two or more of its members as an Executive Committee, and may designate from among its members one or more other committees. The designation of the Executive Committee or any other committee and the delegation thereto of authority shall not operate to relieve the Board of Directors, or any member thereof, of any responsibility imposed by law.

5.02 Powers. The Executive Committee, when the Board of Directors is not in session, shall have and may exercise all the authority of the Board of Directors in the management of the business and affairs of the Corporation, subject to the limitations as may be included in the Board's resolution and the limitations set forth below. Neither the Executive Committee nor any other committee shall have the authority of the Board of Directors in reference to the following matters:

(a) The submission to the shareholders of any action that requires shareholders' authorization or approval.

(b) The filling of vacancies on the Board of Directors or on any committee of the Board of Directors.

(c) the amendment or repeal of the Bylaws, or the adoption of new Bylaws.

(d) The fixing of compensation of Directors for serving on the Board or on any committee of the Board of Directors.

5.03 Tenure and Removal. The members of any committee shall hold office until the next regular meeting of the Board of Directors and until their successors are appointed by a new resolution of the Board of Directors. The Board of Directors, with or without cause, may dissolve any committee or remove any member thereof at any time.

5.04 Vacancies. Any vacancies occurring by reason of death, resignation, removal, disqualification or otherwise may be filled by the full Board of Directors.

5.05 Organization. The members of the Executive Committee or other committee shall elect a chairman of the committee, who shall appoint a secretary of the same, and the committee shall otherwise fix its own rules or procedure which shall not be inconsistent with these Bylaws. The Executive Committee or other committee shall meet where and as provided by its rules.

5.06 Quorum and Voting. A majority of the members of the Executive Committee or other committee shall constitute a quorum for the transaction of business at any meeting thereof; provided, however, that the affirmative vote of a majority of the members of the Executive Committee or other committee in all cases shall be necessary for the adoption of any resolution.

5.07 Minutes. The Executive Committee and other committees are to keep regular minutes of their proceedings and the transactions of their meetings and report the same to the Board of Directors at the next meeting thereof. Such minutes shall be open to the inspection of any Director upon application at the office of the Corporation during business hours.


VI. BOOKS AND RECORDS

6.01 Books and Records. The Corporation shall keep correct and complete books and records of account and shall keep minutes of the proceedings of its shareholders and Board of Directors and committees thereof; and shall keep at its statutory agent's office, or its principal place of business, or at the office of its transfer agent or registrar, a record of its shareholders, giving the names and addresses of all shareholders and the number and class of the shares held by each. Any books, records and minutes may be in written form or in any other form capable of being converted into written form within a reasonable time.

6.02 Inspection. Any person who shall have been a holder of record of shares of stock of the Corporation or of a voting trust beneficial interest therefor at least six (6) months immediately preceding his demand or shall be the holder of record of, or the holder of record of a voting trust beneficial interest for, at least five percent (5%) of all the outstanding shares of the Corporation, upon written demand delivered to the Secretary of the Corporation or to the statutory agent for receipt of service of process, stating the purpose thereof, shall have the right to examine, in person, or by agent or attorney, at any reasonable time or times, for any proper purpose its relevant books and records of accounts, minutes, and record of shareholders and to make copies of or extracts therefrom.

6.03 Financial Statements Upon the written request of any shareholder or holder of a voting trust beneficial interest for shares of the Corporation, the Corporation shall mail to such shareholder or holder of a voting trust beneficial interest its most recent financial statements showing in reasonable detail its assets and liabilities and the results of its operations.

VII. OFFICERS

7.01 Officers. The officers of the Corporation shall be a President, a Vice
President, a Secretary, and a Treasurer, each of whom shall be elected by the Board of Directors as hereinafter provided. The Board of Directors may also choose a Chairman of the Board, additional Vice Presidents, and one or more
Assistant Secretaries and Assistant Treasurers. Any number of officers be held by the same person, except that the offices of President and Secretary shall not be held by the same person.

7.02 Appointment of Officers. The Board of Directors shall, at its organizational meeting or Unanimous Action in Lieu Thereof, and from time to time thereafter as it deems appropriate, choose a President, Vice President, a Secretary, and a Treasurer, and may choose a Chairman of the Board. The
Board of Directors at any time may appoint such other officers and agents as its shall deemed appropriate. All officers and agents of the Corporation shall have such authority and perform such duties in the management of the Corporation as may be provided in these Bylaws or as may be determined by resolution of the Board of Directors not inconsistent with these Bylaws.

7.03 Removal of Officers. Any officer or agent of the Corporation may be removed by the Board of Directors whenever in its judgment the best interests of the Corporation will be served thereby. Such removal shall be without prejudice to the contract rights, if any, of the person so removed; election or appointment of an officer or agent shall not of itself create any such contract rights.

7.04 Salaries. The salaries of the officers shall be as fixed from time to time by the Board of Directors. No officer shall be prevented from receiving a salary by reason of the fact that he is also a Director of the Corporation.

7.05 Vacancies. A vacancy in any office because of death, resignation, removal, disqualification, or otherwise, may be filled by the Board of Directors at any time.

7.06 Delegation. The Board of Directors may, by resolution duly recorded in the minutes of the Board of Directors, delegate to the President of the Corporation the authority to fix the salaries and other compensation of any or all officers of the Corporation except himself.

7.07 Chairman of the Board. The Board of Directors may elect a Chairman of the Board to serve as a general executive officer of the Corporation, and, if specifically designated as such by the Board, the Chairman will preside at all meetings of the Directors and be vested with such other powers and duties as the Board may from time to time delegate to him.

7.08 President and Vice President. The President will be the chief operating officer of the Corporation and will supervise the business and affairs of the Corporation and the performance, by all of its other officers of their respective duties, subject to the control of the Board of Directors and of its Chairman, if the Chairman has been specifically designated as the chief executive office of the Corporation (failing which the President will be such chief executive officer). One or more Vice Presidents may be elected by the Board of Directors, each of whom, in the order designated by the Board, will be vested with all of the powers and charged with all of the duties (including those herein specifically set forth) of the President in the event of his absence or disability. Each Vice President will perform such other duties as may from time to time be delegated or assigned to him by the Chief Executive
Officer, the President or the Board of Directors. Except as may otherwise be specifically provided in a resolution of the Board of Directors, the President or any Vice President will be a proper officer to sign on behalf of the Corporation any deed, bill of sale, assignment, option, mortgage, pledge, note, bond, evidence of indebtedness, application, consent (to service of process or otherwise), agreement, indenture or other instrument of any significant importance to the Corporation.

7.09 Secretary. The Secretary will keep the minutes of meetings of the Board of Directors, see that all notices are duly given in accordance with the provisions of these Bylaws or as required by law, be custodian of the records of the Corporation and of its seal and, in general, perform all duties incident to his office. Except as may otherwise be specifically provided in a resolution of the Board of Directors, the Secretary will be a proper officer to impress the Corporation's seal on any instrument signed by the President or any Vice
President, and to attest to the same.

7.10 Treasurer. The Treasurer will keep full and accurate accounts of receipts and disbursements in books belonging to the corporation, and will cause all money and other valuable effects to be deposited in the name and to the credit of the Corporation in such depositories, subject to withdrawal in such manner, as may be designated by the Board of Directors. He will render to the President, and to the Directors (at the regular meetings of the Board or whenever they may require), an account of all his transactions as Treasurer and of the financial condition of the Corporation.

7.11 Assistant Secretaries. There may be one or more Assistant Secretaries, and such persons shall perform such functions as from time to time may be assigned to them by the Board of Directors, the Chief Executive Officer, the President, any Vice President, or the Secretary.

7.12 Assistant Treasurers. There may be one or more Assistant Treasurers. Such persons shall perform such functions as from time to time may be assigned to them by the Board of Directors, the Chief Executive Officer, the President, any Vice President, or the Treasurer. No Assistant treasurer shall have power or authority to collect, account for, or pay over any tax imposed by any federal, state, or city government.


VIII. RESIGNATIONS

8.01 Resignations. Any director, committee member or officer may resign from his office at any time by written notice delivered or addressed to the Corporation at its principal place of business. Any such resignation will be effective upon its receipt by the Corporation unless some later time is therein fixed, and then from that time. The acceptance of a resignation will not be required to make it effective.

IX. SEAL

9.01 Form Thereof. The seal of the Corporation will have inscribed thereon the name of the Corporation and the State and year of its incorporation.

9.02 Use. Except to the extent otherwise required by law or these Bylaws, the seal of the Corporation shall not be required to affixed to any document or act of the Corporation in order for such document or act to be valid and binding upon the Corporation.

9.03 Authorization. In the absence of the Secretary or Assistant Secretary, any officer authorized by the Board of Directors to do so may affix the seal of the Corporation to any instrument requiring a seal.

X. STOCK CERTIFICATES

10.01 Form Thereof. Each certificate representing stock of the Corporation will be in such form as may from time to time be approved by the Board of Directors, will be numbered and will exhibit the holders name and the number of shares represented thereby.

10.02 Signatures and Seal Thereon. All certificates issued for shares of the Corporation's capital stock (whether new, re-issued or transferred) will bear the signatures of the President or a Vice President, and of the Secretary or Assistant Secretary, and the impression of the Corporation's corporate seal. The signatures of such officers of the Corporation, and the impression of its corporate seal, may be in facsimile form on any certificates which are manually countersigned by or on behalf of an independent transfer agent.
and/or registrar duly appointed by the Corporation for the shares of stock evidenced thereby. If a supply of unissued certificates bearing the facsimile signature of a person remains when that person ceases to hold the Corporation office indicated on such certificates, they may still be countersigned, registered, issued and delivered by the Corporation's transfer agent and/or registrar thereafter, the same as though such person had continued to hold the office indicated on such certificate.

10.03 Ownership. The Corporation will be entitled to treat the registered owner of any share as the absolute owner thereof and, accordingly, will not be bound to recognize any beneficial, equitable or other claim to, or interest in, such share on the part of any other person, whether or not it has notice thereof, except as may expressly by provided by statute.

10.04 Transfers. Transfers of stock will be made on the books of the Corporation only at the direction of the person or persons named in the certificate thereof, or at the direction of his or their duly authorized attorney-in-fact or duly appointed personal representative, and upon the surrender of such certificate, properly endorsed, to the Secretary or the duly authorized transfer agent or agents of the Corporation.

10.05 Lost Certificates. In the event of the loss, theft or destruction of any certificate representing capital stock of this Corporation or of any predecessor corporation, the Corporation may issue (or, in the case of any such stock as to which a transfer agent and/or registrar have been appointed, may direct such transfer agent and/or registrar to countersign, register and issue) a certificate in lieu of that alleged to be lost, stolen, or destroyed, upon such terms and conditions, including reasonable indemnification of the Corporation, as the Board shall reasonable require, and cause the same to be delivered to the owner of the stock represent thereby, provided that the owner shall have submitted such evidence showing the circumstances of the alleged loss, theft or destruction, and his ownership of the certificate, as the Corporation considers satisfactory, together with any other facts which the Corporation considers pertinent.

XI. REPEAL, ALTERATION OR AMENDMENT

11.01 Repeal, Alteration, or Amendment. These Bylaws may be repealed, altered, or amended, or substitute bylaws may be adopted at any time, only by resolution duly adopted by at least two-thirds (2/3) of the entire Board of Directors, subject to repeal or change by action of the shareholders.

XII. MISCELLANEOUS

12.01 Indemnification. To the full extent permitted by Arizona law, the Corporation shall indemnify and pay the expenses of any person who is or was made, or threatened to be made, a party to an action or proceeding (whether civil, criminal, administrative or investigative) by reason of the fact that he is or was a director, officer, employee, trustee or agent of or for the Corporation or is or was serving at the request or with the prior approval of the Corporation as a director, officer employee, trustee or agent of another corporation; trust or other enterprise. The Corporation shall have the power to purchase and maintain insurance on behalf of any person who is or was a Director, officer, employee, trustee or agent of or for the prior approval of the Corporation as a director, officer, employee, trustee or agent of another corporation, trust or enterprise, against any liability asserted against him and incurred by him in any capacity or arising out his status as such, whether or not the Corporation would have the power to indemnify him against such liability under the provisions of these Bylaws.

12.02 Dividends. Dividends upon the capital stock of the Corporation, if any, subject to the provisions of the Articles of Incorporation, may be declared by the Board of Directors at any regular or special meeting, pursuant to law.
Dividends may be paid in cash, in property, or in shares of the capital stock, subject to the provisions of the Articles of Incorporation and the Arizona
General Corporation Law. Before payment of any dividend, there may be set aside out of any funds of the Corporation available for dividends such sum or sums as the Directors from time to time, in their absolute discretion, think proper as a reserve or reserves to meet contingencies, or for equalizing dividends, or for repairing or maintaining any property of the Corporation, or for such other purposes as the Directors shall think conducive to the interest of the Corporation, and the Directors may modify or abolish any such reserve in the manner in which it was created.

12.03 Representation of Shares of Other Corporations.  The President or any Vice
President of this Corporation is authorized to vote, represent and exercise on behalf of this Corporation all rights incident to any and all shares of any other corporation or corporations standing in the name of this Corporation. The authority herein granted to said officers to vote or represent on behalf of this Corporation any and all shares held by this corporation in any other corporation or corporations may be exercised either by such officers in person or by any person authorized so to do by proxy or power of attorney duly executed by said officers, provided, that the Board of Directors may from time to time confer the foregoing authority upon any other person or persons.

12.04 Construction and Definitions. Unless the context otherwise requires, the general provisions, rules of construction and definitions contained in the Arizona General Corporation Law shall govern the construction of these Bylaws.
Without limiting the generality of the foregoing, the masculine gender includes the feminine and neuter; and the singular number includes the plural and plural number includes the singular; and the term person includes a corporation or other entity as well as a natural person.

12.05 Fiscal Year. The fiscal year end of the Corporation shall be designated and determined by the resolution of the Board of Directors form time to time.

12.06 Conduct of Meetings. The Board of Directors shall promulgate rules and regulations and shall establish the rules of procedure applicable at all meetings of shareholders and the Board of Directors or any committee thereof, and the provisions thereof are incorporated herein by reference. Absent a specific rule or regulation, the Chairman shall determine the order of business at any shareholders or Board of Directors meeting and shall have authority, in his discretion, to regulate the conduct of such meetings.

CERTIFICATION

The undersigned Secretary of PHOTOCOMM, INC., an Arizona corporation, hereby certifies that the foregoing Bylaws of the Corporation were duly adopted pursuant to the Unanimous Written Consent of the Board of Directors in Lieu of Special
Meeting, dated November 19, 1996.



Thomas C. LaVoy, Secretary


EXHIBIT 4.5

REGISTRATION RIGHTS AGREEMENT

THIS REGISTRATION RIGHTS AGREEMENT (this "Agreement") dated as of November 21,
1996, among Photocomm, Inc., a Arizona corporation (the "Company"), Golden
Technologies, Inc., a Colorado corporation ("Golden Technologies") and ACX
Technologies, Inc., a Colorado corporation ("ACX") and for certain limited purposes Robert R. Kauffman ("Kauffman") (collectively, the "Signataries").


RECITALS

A. Concurrently with the execution of this Agreement, Golden Technologies has acquired from the Company shares of the Company's Common Stock and ACX has acquired options to purchase the Company's Common Stock.

B. Subject to the terms of this Agreement, the Company and the Signataries desire to enter into this Agreement pursuant to which the Signataries have the right to cause the Company,  upon request, to register with the Commission an offering
and sale of shares of Common Stock      of the Company owned by the Signataries.


AGREEMENT

NOW, THEREFORE, in consideration of the premises and the agreements herein contained, the parties to this Agreement agree as follows:

1. Definitions. As used in this Agreement, the following capitalized terms shall have the following respective meanings:

a. ACX Shareholders - Golden Technologies, ACX and any Affiliate thereof which may acquire shares of Common Stock, as long as such Person owns Registrable
Securities.

b. ACX Transferee - As set forth in Section 10 hereof.

c. Advice - As defined in Section 5.

d. Affiliate - Any Person that, directly or indirectly, through one or more intermediaries, controls, or is controlled by, or is under common control with, a Person; "control" means the ownership, directly or indirectly, of equity securities or other ownership interest in a Person by another Person, which represent more than 50% of the voting power or equity ownership in such Person.

e. Commission - The United States Securities and Exchange Commission or any other
Federal agency at the time administering the Securities Act.

f. Common Stock - The Common Stock, $.10 par value per share, of the Company.

g. Demand Registration - As defined in Section 2.

h. Exchange Act - The Securities Exchange Act of 1934, as amended, or any successor Federal statute, and the rules and regulations of the Commission thereunder.

i. Loss - As defined in Section 9.

j. Person - Any individual, corporation, partnership, trust, organization, association, limited liability company, or other entity.

k. Piggyback Registration - As defined in Section 3.

1. Shareholders - The ACX Shareholders and Kauffman.

m. Registrable Securities - The Common Stock owned by the Shareholders from time to time, any shares of Common Stock which may be issued or distributed in respect thereof by way of stock dividend or stock split or other distribution, recapitalization, merger, consolidation or reclassification or other reorganization or otherwise. A Registrable Security shall cease to be a Registrable Security when: (i) a registration statement with respect to the sale of such security shall have become effective under the Securities Act and such security shall have been disposed of in accordance with such registration statement; (ii) such security shall have been distributed to the public pursuant to Rule 144 (or any successor provision) under the Securities Act; (iii) such security shall have been otherwise transferred and new certificates for such security not bearing a legend restricting further transfer shall have been delivered by the Company and subsequent disposition of such security shall not require registration or qualification of such security under the Securities Act or any similar state law then in force or (iv) such security shall have ceased to be outstanding.

n. Registration Expenses - As set forth in Section 6 hereof.

o. Securities Act - The Securities Act of 1933, as amended, or any successor
Federal statute, and the rules and regulations of the Commission thereunder.

2. Demand Registration.

a. Requests for Registration. Upon the written request of any Shareholder
(provided that, such request by an ACX Shareholder only be made with the prior written approval of ACX at any time the ACX Shareholders own Registrable
Securities) requesting that the Company effect the registration under the Securities Act of all or part of the Registrable Securities (but at least a number of Registrable Securities having an estimated market value of $1 million or all shares owned by the Shareholder if less) owned by such Shareholder and specifying the intended method of disposition thereof, but subject to the limitations set forth herein, the Company, within five days after receipt of such notice, shall give written notice to all other Shareholders. As soon as practical after sending the Company's notice, the Company shall file with the Commission and use its best efforts to cause to become effective, a registration statement under the Securities Act registering the offering and sale of:

i. the Registerable Securities which the Company has been requested to register by such Shareholder; and

ii. all other Registerable Securities which the Company has been requested to register by any other Shareholder for which the Company has received a written request for inclusion within 15 days after the Shareholder's receipt of the Company's notice [provided however, that Kauffman shall be eligible for inclusion on a Demand Registration required by an ACX Shareholder only if his employment with the Company has been terminated for whatever reason.]

  all to the extent necessary to permit the disposition (in accordance with the intended method of disposition) of the Registrable Securities (a "Demand
Registration").

b. Number of Demand Registrations.

i. The ACX Shareholders shall be entitled to require two Demand Registrations at any time during which they own Registerable Securities.

ii. Kauffman shall be entitled to require one Demand Registration; provided, that at the time of the requested Demand Registration his employment with the Company has been terminated for whatever reason and he owns more than ONE HUNDRED AND
FIFTY THOUSAND (150,000) shares of Common Stock.

c. Priority of Demand Registration. If a requested registration pursuant to this
Section 2 involves an underwritten offering and the managing underwriter advises the Company in writing that, in its opinion, the number of securities requested to be included in such registration (including securities of the Company which are not Registrable Securities) exceeds the number which can be sold in such offering without a significant adverse effect on the price, timing or distribution of the Registrable Securities offered, the Company will (subject to the last sentence of this paragraph) include in such registration only the Registrable Securities requested to be included in such registration. In the event that the number of Registrable Securities requested to be included in such registration exceeds the number which, in the opinion of such managing underwriter, can be sold, then the Company will include in such registration the Registerable Securities in the following priority:

i. first, 100% of the Registrable Securities which the Shareholder requested to be included in such registration (or such lesser number of Registrable Securities which is equal to the number which, in the opinion of the managing underwriter, can be sold);

ii. second, any additional number of Registrable Securities which, in the opinion of the managing underwriter, can be sold, such number to be allocated pro rata among all requesting Shareholders (other than the Shareholder referred to in clause (i) above) on the basis of the relative number of shares of Registrable
Securities then held by each such holder (provided that any shares thereby allocated to any such holder that exceed such holder's request shall be reallocated among the remaining requesting holders of Registrable Securities in like manner).

In the event that the number of Registrable Securities requested to be included in such registration is less than the number which, in the opinion of the managing underwriter, can be sold, the Company may include in such registration the securities the Company or any other holder of the Company's securities proposes to sell up to the number of securities that, in the opinion of the managing underwriter, can be sold without an adverse effect on the price, timing or distribution of the Registrable Securities offered.

d. Selection of Underwriters. In accordance with Section 7, if a Shareholder so elects, a requested registration pursuant to this Section 2 shall be in the form of an underwritten offering through underwriters which shall be investment banking firms of national reputation designated by the Company and satisfactory to the Shareholder requiring such underwriting.

e. Expenses of Demand Registration. The Company and the ACX Shareholders shall pay one-half of the Registration Expenses incurred in connection with each Demand
Registration required by an ACX Shareholder. [The Company shall pay all expenses in connection with a Demand Registration required by Kauffman.]

3. Piggyback Registration.

a. Right to Piggyback. If the Company shall at any time propose to file a registration statement under the Securities Act for an offering of securities of the Company for cash (other than an offering relating to (i) a business combination that is to be filed on Form S-4 under the Securities Act (or any successor form thereto) or (ii) an employee benefit plan), the Company shall provide prompt written notice of such proposal, in any event, not less than 15 days before the anticipated filing date, to the Shareholders of its intention to do so and of the Shareholders' rights under this Section 3. The Company shall use its best efforts to include such  number of Registrable Securities in such registration statement which the Company has been so requested to register by the
Shareholders (a "Piggyback Registration"), which request shall be made to the
Company within 15 days after Shareholder receives the Company's notice of such proposed registration; provided, that if, at any time after giving written notice of its intention to register any securities and prior to the effective date of the registration statement filed in connection with such registration, the
Company shall determine for any reason not to register such securities, the
Company may, at its election, give written notice of such determination to the
Shareholders and, thereupon, shall be relieved of its obligation to register any
Registrable    Securities in connection with such registration (but not from its obligation to pay the registration expenses referred to in Section 6 incurred in connection therewith). The Shareholder requesting to be included in a registration pursuant to this Section 3 may elect, in writing prior to the effective date of the registration statement filed in connection with such registration, not to register such securities in connection with such registration.

b. Priority of Piggyback Registration. If a registration pursuant to this Section
3 involves an underwritten offering as to which a Shareholder has requested a Piggyback Registration and the managing underwriter reasonably and in good faith advises the Company in writing that, in its opinion, the number of securities to be included in such registration exceeds the number which can be sold in such offering without an adverse effect on the price, timing or distribution of such offering, then the Company will include in such registration the Registerable Securities in the following priority.

i. Priority under a Primary Registration. If such registration is a primary offering on behalf of the Company, the number of securities which all holders of the Company's securities requested to be included in such registration shall be reduced as necessary pro rata in proportion to the relative number of securities requested by each such holder to be included until the number of securities to be included in such registration no longer exceeds the number which can be sold in such offering.

ii. Priority under a Secondary Registration. If such registration is a secondary registration on behalf of the holders of the Company's securities other than Registrable Securities (the "Requesting Holders"), the number of securities which the Company's security holders other than the Requesting Holders requested to be included in such registration:

(1) first, the number of securities which the Company seeks to register, if any shall be reduced until the number of securities to be included in such registration no longer exceeds the number which can be sold in such offering;

(2) second, the number of securities shall be reduced as necessary pro rata in proportion to the relative number of securities requested by each such holder to be included until the number of securities to be included in such registration no longer exceeds the number which can be sold in such offering; and

(3) third, the number of securities which the Requesting Holders requested to be included in such registration shall be reduced as necessary pro rata in proportion to the relative number of securities requested by each such Requesting
Holder until the number of securities to be included in such registration no longer exceeds the number which can be sold in such offering.

c. Effect of Piggyback Registration. No registration effected under this Section
3 shall be deemed to have been effected pursuant to Section 2 hereof or shall release the Company of its obligation to effect any registration upon request under Section 2 hereof.


4. Hold-Back Agreements.

a. Restrictions on Public Sale by Holder of Registrable Securities. The
Shareholders agree in connection with any registration effected by the Company
(other than an offering relating to (i) a business combination that is to be filed on Form S-4 under the Securities Act (or any successor form thereto) or
(ii) an employee benefit plan) of the Company's securities, if requested by the managing underwriters in an underwritten offering, not to effect any public sale or distribution of securities of the Company the same as or similar to those being registered, or any securities convertible into or exchangeable or exercisable for such securities, including a sale pursuant to Rule 144 under the Securities Act; except as part of such registration, during the 14-day period prior to, and during the 90-day period (or, with respect to a Piggy-back
Registration, such longer period of up to 120 days as may reasonably be requested by such managing underwriter) beginning on, the effective date of the related registration statement, to the extent timely notified in writing by the Company or the managing underwriters.

b. Restrictions on Public Sale by the Company and Others. The Company agrees in connection with any registration of the Company's securities pursuant to Section
2 of this Agreement, if requested by the managing underwriters in an underwritten offering not to effect any public sale or distribution of any securities the same as or similar to those being registered by the Company, during the 14-day period prior to, and during the 90-day period (or, with respect to a Piggyback
Registration, such longer period of up to 120 days as may reasonably be requested by such managing underwriter) beginning on, the effective date of the related registration statement to the extent timely notified in writing by the managing underwriters, except as part of such registration; provided, that such restrictions shall not limit the issuance of shares of Common Stock, or options to purchase Common Stock, that the Company is required to issue pursuant to (i) any employee stock option plan or non-employee director stock option plan in effect at the time a request for a Demand Registration is made; (ii) the exercise of any outstanding options or warrants with respect to the Common Stock; and
(iii) the exercise of any conversion or exchange right in accordance with the terms of any other security convertible into or exchangeable for securities the same as or similar to those being registered by the Company.

c. No Inconsistent Agreements. The Company will not enter into any agreement with respect to its securities which is inconsistent with the rights granted to the Shareholders by this Agreement.

5. Registration Procedures. Whenever any Registrable Securities are to be registered pursuant to Section 2 or 3 of this Agreement, the Company will use its best efforts to effect the registration and the sale of such Registrable
Securities in accordance with the intended method of disposition thereof, and pursuant thereto the Company will as expeditiously as possible:

a. prepare and file with the Commission as soon as practicable but not later than 90 days after a receipt of a request to file such registration statement, a registration statement with respect to such Registrable Securities on a registration form appropriate for such registration and reasonably acceptable to the Shareholder requesting such registration, and use its best efforts to cause such registration statement to become effective, provided, that before filing a registration statement or prospectus or any amendments or supplements thereto, the Company will furnish to the Shareholder requesting such registration pursuant to Section 2 or 3 of this Agreement and the underwriters, if any, draft copies of all such documents proposed to be filed at least ten (10) business days prior thereto, which documents will be subject to the reasonable review of such Shareholder, the underwriters, if any, and their respective agents and representatives and the Company will not file any registration statement or amendment thereto or any prospectus or any supplement thereto (including such documents incorporated by reference) to which such Shareholder shall reasonably object;

b. notify the Shareholder requesting such registration and (if requested) confirm such advice in writing, as soon as practicable after notice thereof is received by the Company (i) when the registration statement or any amendment thereto has been filed or becomes effective, the prospectus or any amendment or supplement to the prospectus has been filed, (ii) of any request by the Commission for amendments or supplements to the registration statement or the prospectus or for additional information, (iii) of any stop order issued or threatened by the Commission in connection therewith, (iv) if at any time the representations and warranties of the Company contemplated by Section 7 cease to be true and correct, and (v) of the receipt by the Company of any notification with respect to the suspension of the qualification of the Registrable Securities for offering or sale in any jurisdiction or the initiation or threatening of any proceeding for such purpose;

c. use its best efforts to prevent the entry by the Commission of any stop order or to remove it if entered;

d. prepare and file with the Commission such amendments, post-effective amendments and supplements to such registration statement and the prospectus used in connection therewith as may be necessary to keep such registration statement effective for a period of not less than 120 days (or such shorter period which will terminate when all Registrable Securities covered by such registration statement have been sold or withdrawn, but not prior to the expiration of the applicable period referred to in Section 4(3) of the Securities Act and Rule 174 thereunder, if applicable), cause the prospectus to be supplemented by any required prospectus supplement, and as so supplemented to be filed pursuant to Rule 424 under the Securities Act, and comply with the provisions of the Securities Act with respect to the disposition of all securities covered by such registration statement during such period in accordance with the intended methods of disposition by the seller or sellers thereof set forth in such registration statement;

e. furnish to each Shareholder requesting such registration and the underwriter or underwriters, if any, without charge, one signed copy and such number of conformed copies of such registration statement, each amendment and supplement thereto, the prospectus included in such registration statement (including each preliminary prospectus) and any amendments or supplements thereto, any documents incorporated by reference therein and such other documents as any such Shareholder or such underwriter may reasonably request to facilitate the disposition of the Registrable Securities (it being understood that the Company consents to the use of the prospectus (including the preliminary prospectus) and any amendment or supplement thereto by the Shareholder requesting registration and the underwriter or underwriters, if any, in connection with the offering and sale of the Registrable Securities covered by the prospectus or any amendment or supplement thereto);

f. use its reasonable best efforts to register or qualify such Registrable
Securities under such other securities or blue sky laws of such jurisdictions as the Shareholder requesting registration reasonably request and do any and all other acts and things that may reasonably be necessary or advisable to enable such Shareholder to consummate the disposition in such jurisdictions of the Registrable Securities owned by such Shareholder (provided that the Company will not be required to (i) qualify generally to do business in any jurisdiction where it would not otherwise be required to qualify but for this subparagraph, (ii) subject itself to taxation in any such jurisdiction or (iii) consent to general service of process in any such jurisdiction);

g. notify the Shareholder requesting such registration at any time when a prospectus relating thereto is required to be delivered under the Securities Act, of the occurrence of any event as a result of which the prospectus included in such registration statement (as then in effect) contains an untrue statement of a material fact or omits to state a material fact necessary to make the statements therein, in light of the circumstances under which they were made, not misleading and, as promptly as practicable thereafter, prepare and file with the Commission a supplement or amendment to such prospectus so that, as thereafter delivered to the purchasers of such Registrable Securities, such prospectus will not contain an untrue statement of a material fact or omit to state a material fact necessary to make the statements herein, in light of the circumstances under which they were made, not misleading;

h. make generally available to its security holders an earnings statement satisfying the provisions of Section 11(a) of the Securities Act no later than 60 days after the end of the 12-month period beginning with the first day of the Company's first fiscal quarter commencing after the effective date of the registration statement, which earnings statement shall cover said 12-month period, and which requirement will be deemed to be satisfied if the Company timely files complete and accurate information on Forms 10-Q, 10-K and 8-K under the Exchange Act and otherwise complies with Rule 15S under the Securities Act as soon as possible;

i. cause all such Registrable Securities to be listed or admitted for trading on each securities exchange or quotation system on which securities issued by the Company that are of the same class as the Registrable Securities are then listed or admitted;

j. provide a transfer agent and registrar for all such Registrable Securities not later than the effective date of such registration statement;

k. make available for inspection by any Shareholder, any underwriter participating in any disposition pursuant to such registration statement and any attorney, accountant or other agent retained by any such Shareholder or underwriter all financial and other records, pertinent corporate documents and properties of the Company, and cause the Company's officers, directors, employees and independent certified public accountants to supply all information reasonably requested by any such Shareholder, underwriter, attorney, accountant or agent in connection with such registration statement;

l. use its best efforts to cause such Registrable Securities covered by such registration statement to be registered with or approved by such other governmental agencies or authorities as may be necessary to enable the sellers thereof to consummate the disposition of such Registrable Securities;

m. obtain a "cold comfort" letter and updates thereof from the Company's independent public accountants in customary form and covering such matters of the type customarily covered by "cold comfort" letters as the seller or sellers of a majority of the Registrable Securities being sold reasonably request;

n. if underwriters are engaged in connection with any registration referred to in this Agreement, the Company shall enter into underwriting or other agreements providing indemnification, representations, covenants, opinions and other assurance to the underwriters in form and substance reasonably satisfactory to such underwriters; and

o. enter into such customary agreements (including underwriting agreements in customary form) and take all such other actions as the holders of a majority of the Registrable Securities being sold or the underwriters, if any, reasonably request to expedite or facilitate the disposition of such Registrable Securities.

The Company may require each Shareholder requesting a registration to furnish to the Company such information regarding the distribution of such securities and such other information relating to such Shareholder and its ownership of Registrable Securities as the Company may from time to time reasonably request in writing. Each such Shareholder agrees to furnish such information to the Company and to cooperate with the Company as necessary to enable the Company to comply with the provisions of this Agreement.

Upon receipt of any notice from the Company of the happening of any event of the kind described in subsection (g) of this Section 5, a Shareholder selling
Registrable Securities will forthwith discontinue disposition of the Registrable
Securities until receipt of the copies of the supplemented or amended prospectus contemplated by subsection (g) of this Section 5 or until such Shareholder is advised in writing (the "Advice") by the Company that the use of the prospectus may be resumed, and have received copies of any additional or supplemental filings which are incorporated by reference in the prospectus and, if so directed by the Company, such Shareholder will, or will request the managing underwriter or underwriters, if any, to, deliver to the Company (at the Company's expense) all copies, other than permanent file copies then in such holder's possession of the prospectus covering such Registrable Securities current at the time of receipt of such notice. In the event that the Company shall give any such notice, the time period mentioned in the subsection (d) of this Section 5 shall be extended by the number of days during the period from and including the date of the giving of such notice to and including the date when each Shareholder shall have received the copies of the supplemented or amended prospectus contemplated by subsection (g) of this Section
5 or the Advice.

6. Registration Expenses. Except as otherwise agreed in accordance with Section
2(d), all expenses incident to the Company's performance of or compliance with this Agreement including, without limitation, all registration and filing fees, fees and expenses of compliance with securities or blue sky laws (including reasonable fees and disbursements of counsel in connection with blue sky qualifications of the Registrable Securities), rating agency fees, printing expenses, messenger and delivery expenses, internal expenses (including without limitation, all salaries and expenses of the Company's officers and employees performing legal or accounting duties), the fees and expenses incurred in connection with the listing of the securities to be registered, if any, on each securities exchange on which similar securities issued by the Company are then listed and reasonable fees and disbursement of counsel for the Company and its independent certified public accountants (including the expenses of any special audit or "cold comfort" letters required by or incident to such performance), Securities Act liability insurance (if the Company elects to obtain such insurance), the reasonable fees and expenses of any special experts retained by the Company in connection with such registration, and any reasonable out-of-pocket expenses of such Shareholder (all such expenses being herein called
"Registration Expenses") will be borne by the Company; provided, that Registration Expenses shall not include, and the Company shall not be responsible for any underwriting fees, discounts or commissions attributable to the sale of Registrable Securities, which shall be paid by the Shareholder requesting such registration.

7.  Underwritten Offerings.

a. Any Shareholder (provided that, such demand may only be made with the prior written approval of ACX at any time that the ACX Shareholders own
Registerable Securities) may require that any registration pursuant to Section 2 be an underwritten registration. In the event such a registration is an underwritten offering, the Company will enter into an underwriting agreement with the managing underwriter or underwriters for such offering (which managing underwriter or underwriters shall be an investment banking firm or firms of national reputation designated by the Company and satisfactory to the Shareholder requiring such underwriting), such agreement to be in form and substance satisfactory to such Shareholder in its reasonable judgment and to contain such representations and warranties by the Company and such other terms as are customarily contained in agreements of such type. Shareholders selling
Registerable Securities shall be party to such underwriting agreement and may require that any or all of the representations and warranties by, and the other agreements on the part of, the Company to and for the benefit of such underwriters shall also be made to and for the benefit of such Shareholders and that any or all of the conditions precedent to the obligations of such underwriters under such underwriting agreement be conditions precedent to the obligations of such Shareholder. No Shareholder shall be required to make any representations or warranties to or agreements with the Company or the underwriters other than representations, warranties or agreements regarding such Shareholder, its ownership of Registrable Securities and its intended method of distribution and any other representation required by law.

b. No Person may participate in any registration hereunder that is underwritten unless such Person (a) agrees to sell such Person's securities on the basis provided in any underwriting arrangements approved by the Person or Persons entitled hereunder to approve such arrangements and (b) completes and executes all questionnaires, powers of attorney, indemnities, underwriting agreements and other documents required under the terms of such underwriting arrangements.

8. Indemnification.

a. In connection with any offering of Registrable Securities pursuant to
Section 2 or 3 hereof, the Company agrees to indemnify, to the fullest extent permitted by law, each of the Shareholders whose Registerable Securities are sold in such offering, its officers and directors and each Person who controls such Shareholder (within the meaning of the Securities Act) against all losses, claims, damages, liabilities and expenses (including attorney's fees)
(collectively, "the Loss") arising out of or based upon any untrue or alleged untrue statement of material fact contained in any registration statement, prospectus or preliminary prospectus or any amendment thereof or supplement thereto under which such Registrable Securities were registered under the Securities Act or any omission or alleged omission of a material fact required to be stated therein or necessary to make the statements therein not misleading, except insofar as the same were made in reliance upon any written information furnished in writing to the Company by such Shareholder expressly for use therein which was not corrected in a subsequent writing by such Shareholder prior to or concurrently with the sale of the Registrable
Securities to the Person asserting the Loss.

b. Each Shareholder agrees to indemnify, to the fullest extent permitted by law, the Company, its officers and directors and each other Person, if any, who controls the Company (within the meaning of the Securities Act) against the Loss caused by any untrue or alleged untrue statement of material fact contained in any registration statement, prospectus or preliminary prospectus or any amendment thereof or supplement thereto under which such Registrable Securities were registered under the Securities Act or any omission or alleged omission of a material fact required to be stated therein or necessary to make the statements therein not misleading, in each case to the extent, but only to the extent, that the same was made in reliance upon any written information furnished in writing to the Company by such Shareholder expressly for use therein and which was not corrected in a subsequent writing by such Shareholder prior to or concurrently with the sale of the Registrable Securities to the Person asserting such Loss.

c. Each indemnified party shall give prompt notice to each indemnifying party of any action threatened or commenced against it in respect of which indemnity may be sought hereunder, but failure to so notify an indemnifying party shall not relieve it from any liability which it may have otherwise than on account of the indemnity agreement provided in this Section 8. In case of any notice under this indemnity agreement with respect to any Loss with respect to any claim made against an indemnified Person, the indemnifying party shall be entitled to participate at its own expense in the defense, or if it so elects within a reasonable time after receipt of such notice, jointly with any other indemnifying party similarly notified, to assume the defense of any such claim; but if it so elects to assume the defense, such defense shall be conducted by counsel chosen by the indemnifying party and approved by the indemnified party. If the indemnifying party does not elect within a reasonable time after receipt of such notice to assume the defense of any such claim, the indemnified party shall be entitled to assume the control of such defense, in which case the fees and expenses incurred by such indemnified party in the conduct of such defense, including the reasonable fees and expenses of counsel, shall be reimbursed by the indemnifying party as the same are incurred from time to time by such indemnified party. If the indemnifying party elects to assume the defense and retain such counsel, the indemnified party, shall bear the fees and expenses of any additional counsel thereafter retained by such indemnified party; provided, however, that such indemnified party shall have the right to employ counsel to represent it or any Person who controls it who may be subject to liability arising out of any action in respect of which indemnity may be ought against the indemnifying party if, in the reasonable judgment of the indemnified party's counsel, there may be a conflict of interest between the indemnifying party and the indemnified party or such control Person, in which event the fees and expenses of appropriate separate counsel shall be borne by the indemnifying party. In no event shall an indemnifying party be liable for the fees and expenses of more than one counsel for an indemnified party (in addition to local counsel) in connection with any one action or separate but similar or related actions in the same jurisdiction arising out of the same general allegations or circumstances.

d. If the indemnification provided for in this Section 8 from the indemnifying party is unavailable to any indemnified party hereunder in respect of any Loss referred to herein, then the indemnifying party, in lieu of indemnifying such indemnified party, shall contribute to the amount paid or payable by such indemnified party as a result of such Loss in such proportion as is appropriate to reflect the relative fault of the indemnifying party and indemnified parties in connection with the actions which resulted in such Loss, as well as any other relevant equitable considerations. The relative fault of such indemnifying party and indemnified parties shall be determined by reference to, among other things, whether any action in question, including any untrue or alleged untrue statement of a material fact or omission or alleged omission to state a material fact, has been made by or relates to information supplied by, such indemnifying party or indemnified parties, and the parties' relative intent, knowledge, access to information and opportunity to correct or prevent such action; provided, however, that in no event shall the amount contributed by such Shareholder hereunder be an amount greater than the dollar amount of the proceeds received by such Shareholder upon the sale of the Registrable Securities giving rise to such contribution obligation. The amount paid or payable by a party under this Section
8 as a result of the Loss referred to above shall be deemed to include any legal or other fees or expenses reasonably incurred by such party in connection with any investigation or proceeding. The parties hereto agree that it would not be just and equitable if contribution pursuant to this Section 8(d) were determined by pro rata allocation or by any other method of allocation which does not take into account the equitable considerations referred to herein.

9. ACX Transferees. Any Person acquiring from the ACX Shareholders, any
Registrable Securities, except for transferees acquiring Registrable Securities in an offering registered under the Securities Act or in a sale made pursuant to Rule 144 under the Securities Act, may elect, within 30 days of the date of the transfer to it of such Registrable Securities, to sign the signature page attached hereto as Annex A and thereby become a party to this Agreement (each such Person, upon its signature of Annex A, a "ACX Transferee").
Each such ACX Transferee shall be bound by the terms of this Agreement and shall hold such Registrable Securities with all the rights conferred, and subject to all obligations and restrictions imposed, hereby.

10. Covenants Relating to Rule 144 and 144A. The Company covenants that it shall use its best efforts to file the reports required to be filed by it under the Exchange Act and the rules and regulations of the Commission thereunder for so long as the Company is obligated to file such reports (or, if the Company ceases to be required to file such reports, it shall, upon the request of any Shareholder, make publicly available other information so that Rule 144 shall be available to Shareholders, and it shall, if feasible, take such further action as such Shareholder may reasonably request, all to the extent required from time to time to enable such Shareholder to sell Registrable
Securities without registration under the Securities Act within the limitation of the exemptions provided by (a) Rule 144 or Rule 144A under the Securities Act, as such Rules may be amended from time to time, or (b) any similar rules or regulations hereafter adopted by the Commission. Upon the request of any Shareholder, the Company shall deliver to such Shareholder a written statement as to whether it has complied with such requirements.

11. Miscellaneous.

a. Remedies for breach by the Company of its obligations to register the Registrable Securities shall be as set forth herein. Each Shareholder, in addition to being entitled to exercise all rights provided herein or granted by law, including recovery of damages, will be entitled to specific performance of its rights under this Agreement. The Company agrees that monetary damages would not be adequate compensation for any loss incurred by reason of a breach by it of the provisions of this Agreement and hereby agrees to waive the defense in any action for specific performance that a remedy at law would be adequate.

b. This Agreement contains the entire understanding of the parties hereto with respect to its subject matter. This Agreement supersedes all prior agreements and understandings between the parties with respect to its subject matter. This Agreement may be amended and the observance of any term of this Agreement may be waived (either generally or in a particular instance and either retroactively or prospectively) only by a written instrument duly executed by the Company and each of the Shareholders.

c. All covenants and agreements in this Agreement by or on behalf of any of the parties hereto will bind and inure to the benefit of the respective successors and permitted assigns of the parties hereto whether so expressed or not.

d. Whenever possible, each provision of this Agreement will be interpreted in such manner as to be effective and valid under applicable law, but if any provision of this Agreement is held to be prohibited by or invalid under applicable law, such provision will be ineffective only to the extent of such prohibition or invalidity, without invalidating the remainder of this Agreement.

e. This Agreement may be executed in two or more counterparts, any one of which need not contain the signatures of more than one party, but all such counterparts taken together will constitute one and the same Agreement.

f. The descriptive headings of this Agreement are inserted for convenience only and do not constitute a part of this Agreement.

g. The interpretation and construction of this Agreement and all matters relating hereto, shall be governed by the law of the State of Arizona without regard to the conflicts of laws provisions of such state.

h. All notices, demands or other communications to be given or delivered under or by reason of the provisions of this Agreement will be in writing and will be deemed to have been given when delivered personally, by facsimile or mailed by certified or registered mail, return receipt requested and postage prepaid, or by courier guaranteeing overnight delivery as follows:

(i)  If to the Company and Kauffman, at:
Photocomm, Inc.
7681 East Gray Road
Scottsdale, Arizona 85260
Attention: Robert R. Kauffman
FAX: (602) 483-6431

with a copy to:
Oman, Schulenburg & Politan, P.L.C.
4801 E. Greenway Road
Scottsdale, AZ S5254
Attention: Steven P. Oman
FAX: (602) 953-2900

(ii) If to the ACX Shareholders, at:
ACX Technologies, Inc.
16000 Table Mountain Parkway
Golden, CO 80403
Attention: Jill B.W. Sisson, Esq.
FAX: (303) 271-7055

with a copy to:
Holme Roberts & Owen LLP
Suite 4100, 1700 Lincoln
Denver, Colorado 80203
Attention: W. Dean Salter, Esq.
FAX: (303) 866-0200

All such notices and communications shall be deemed to have been duly given: at the time delivered by hand, if personally delivered; four business days after being deposited in the mail, postage prepaid, if mailed; upon confirmation of transmission, if by facsimile transmission; and on the next business day if timely delivered to a courier guaranteeing overnight delivery.

IN WITNESS WHEREOF, the parties have duly signed this Agreement as of the day and year first above written.

PHOTOCOMM, INC.
By:
Name:
Title:

ACX TECHNOLOGIES, INC.
By:
Name:
Title:



Robert R. Kauffman

ANNEX A TO REGISTRATION RIGHTS AGREEMENT



THE UNDERSIGNED hereby elects to become a party to the Registration Rights
Agreement dated as of , 1996 initially between Photocomm, Inc. Golden
Technologies Inc., ACX Technologies, Inc. and Robert R. Kauffman pursuant to
Section 9 of such Agreement.

[NAME OF ACX TRANSFEREE]
By:
Title:


EXHIBIT 10.7

First
Interstate
Bank

LOAN AGREEMENT

Borrower: PHOTOCOMM, INC., AN ARIZONA CORPORATION
           7681 E. Gray Road
           Scottsdale, AZ 85260

Lender: First Interstate Bank of Arizona, N.A.
         Metro South Business Banking Center
         100 W. Washington
         P.O. Box 53456, Dept. #764
         Phoenix, AZ 85072~56

THIS LOAN AGREEMENT between PHOTOCOMM, INC., AN ARIZONA CORPORATION
("Borrower")
and First Interstate Bank of Arizona, X. A. ("Lender") is made and executed on the following terms and conditions. Borrower has received prior commercial loans from Lender or has applied to Lender for a commercial loan or loans and other financial accommodations, including those which may be described on any exhibit or schedule attached to this Agreement. All such loans and financial accommodations, together with all future loans and financial accommodations from Lender to Borrower, are referred to in this Agreement Individually as the "Loan" end collectively as the "Loans." Borrower understands and agrees that: (a) in granting, renewing, or extending any Loan, Lender Is relying upon Borrower's representations, warranties, and agreements, as set forth in this Agreement; (b) the granting, renewing, or extending of any Loan by Lender at all times shall be subject to Lender's sole Judgment and discretion; end (c) all such Loans shall be and shall remain subject to the following terms and conditions of this Agreement.

TERM. This Agreement shall be effective as of February 28, 1996, and shall continue thereafter until all Indebtedness of Borrower to Lender has been performed in full or until February 28, 1997, whichever is later.

DEFINITIONS. The following words shall have the following meanings when used in this Agreement. Terms not otherwise defined in this Agreement shall have the meanings attributed to such terms in the Uniform Commercial Code.
All references to dollar amounts shall mean amounts in lawful money of the United
States of America.

Agreement. The word "Agreement" means this Loan Agreement, as this Loan Agreement may be amended or modified from time to time, together with all exhibits and schedules attached to this Loan Agreement from time to time.

Account. The word "Account" means a trade account, account receivable, or other right to payment for goods sold or services rendered owing to Borrower (or to a third party grantor acceptable to Lender).

Account Debtor. The words "Account Debtor" mean the person or entity obligated upon an Account.

Advance. The word "Advance" means a disbursement of Loan funds under this Agreement.

Borrower. The word "Borrower" means PHOTOCOMM, INC., AN ARIZONA
CORPORATION. The
word "Borrower" also includes, as applicable, all subsidiaries and affiliates of Borrower as provided below in the paragraph titled "Subsidiaries and Affiliates."

Borrowing Base. The words "Borrowing Base" mean, as determined by Lender from time to time, the lesser of (a) $1,200,000.00; or (b) 75.000% Of the aggregate amount of Eligible Accounts.

Business Day. The words "business Day" mean a day on which commercial banks are open for business in the State of Arizona.

CERCLA. The word "CERCLA" means the Comprehensive Environmental Response,
Compensation, and Liability Act of 1980, as amended.

Cash Flow. The words "Cash Flow" mean net income after taxes, and exclusive of extraordinary gains and income, plus depreciation and amortization.

Collateral. The word "Collateral" means and includes without limitation all property and assets granted as collateral security for a Loan, whether real or personal property, whether granted directly or indirectly, whether granted now or in the future, and whether granted in the form of a security interest, mortgage, deed of trust, assignment, pledge, chattel mortgage, chattel trust, factor's lien, equipment trust, conditional sale, trust receipt, lien, charge, lien or title retention contract, lease or consignment intended as a security device, or any other security or lien interest whatsoever, whether created by law, contract, or otherwise. The word "Collateral" includes without limitation all collateral described below in the section titled
"COLLATERAL."

Debt. The word "Debt" means all of Borrower's liabilities excluding Subordinated
Debt.

Eligible Accounts. The words "Eligible Accounts" mean, at any time, all of Borrower's Accounts which contain selling terms and conditions acceptable to Lender. The net amount of any Eligible Account against which Borrower may borrow shall exclude all returns, discounts, credits, and offsets of any nature. Unless otherwise agreed to by Lender in writing, Eligible Accounts do not include:

(a) Accounts with respect to which the Account Debtor is an officer, an employee or agent of Borrower.

(b) Accounts with respect to which the Account Debtor is a subsidiary of, or affiliated with or related to Borrower or its shareholders, officers, or directors.

(c) Accounts with respect to which goods are placed on consignment, guaranteed sale, or other terms by reason of which the payment by the Account Debtor may be conditional.

(d) Accounts with respect to which the Account Debtor is not a resident of the United States, except to the extent such Accounts are supported by insurance, bonds or other assurances satisfactory to Lender.

(e) Accounts with respect to which Borrower is or may become liable to the Account Debtor for goods sold or services rendered by the Account Debtor to Borrower.

(f) Accounts which are subject to dispute, counterclaim, or setoff.

(g) Accounts with respect to which the goods have not been shipped or delivered, or the services have not been rendered, to the Account
Debtor.

(h) Accounts with respect to which Lender, in its sole discretion, deems the creditworthiness or financial condition of the Account Debtor to be unsatisfactory.

(i) Accounts of any Account Debtor who has filed or has had filed against it a petition in bankruptcy or an application for relief under any provision of any state or federal bankruptcy, insolvency, or debtor-in-relief acts; or who has had appointed a trustee, custodian, or receiver for the assets of such Account
Debtor; or who has made an assignment for the benefit of creditors or has become insolvent or fails generally to pay its debts (including its payrolls) as such debts become due.

g) Accounts with respect to which the Account Debtor is the United States government or any department or agency of the United States

(k) Accounts which have not been paid in full within 90 days from the invoice date.

(I) That portion of the Accounts of any single Account Debtor which exceeds
10.000% of all of Borrower's Accounts.

(m) The entire balance of any Account of any single Account Debtor will be ineligible whenever the portion of the Account over 90 days from the invoice date is in excess of 25.000% of the total amount outstanding on the Account.

ERISA. The word "ERISA" means the Employee Retirement Income Security Act of
1974, as amended.

Event of Default. The words "Event of Default" mean and include without limitation any of the Events of Default set forth below in the section titled
"EVENTS OF DEFAULT."

Expiration Date. The words "Expiration Date" mean the earlier of February 28,
1997 or the date of termination of Lender's commitment to lend under this Agreement.

Grantor. The word "Grantor" means and includes without limitation each and all of the persons or entities granting a Security Interest in any Collateral for the Indebtedness, including without limitation all Borrowers granting such a Security Interest.

Guarantor. The word "Guarantor" means and includes without limitation each and all of the guarantors, sureties, and accommodation parties in connection with any Indebtedness.

Indebtedness. The word "Indebtedness" means and includes without limitation all Loans, together with all other obligations, debts and liabilities of Borrower to Lender, or any one or more of them, as well as all claims by Lender against Borrower, or any one or more of them; whether now or hereafter existing, voluntary or involuntary, due or not due, absolute or contingent, liquidated or unliquidated; whether Borrower may be liable individually or jointly with others;
whether Borrower may be obligated as a guarantor, surety, or otherwise; whether-recovery upon such indebtedness may be or hereafter may become barred by any statute of limitations; and whether such Indebtedness may be or hereafter may become otherwise unenforceable.

Lender. The word "Lender" means First Interstate Bank of Arizona, N. A., its successors and assigns.

Line of Credit. The words "Line of Credit" mean the credit facility described in the Section titled "LINE OF CREDIT" below.

Liquid Assets. The words "Liquid Assets" mean Borrower's cash on hand plus
Borrower's receivables.

Loan. The word "Loan" or loans" means and includes without limitation any and all commercial loans and financial accommodations from

Lender to Borrower, whether now or hereafter existing, and however evidenced, including without limitation those loans and financial accommodations described herein or described on any exhibit or schedule attached to this Agreement from time to time.

Note. The word "Note" means and includes without limitation Borrower's promissory note or notes, it any, evidencing Borrower's Loan obligations in favor of Lender, as well as any substitute, replacement or refinancing note or notes therefor.

Permitted Liens. The words "Permitted Liens" mean: (a) liens and security interests securing Indebtedness owed by borrower to Lender; (b) liens for taxes, assessments, or similar charges either not yet due or being contested in good faith; (c) liens of materialmen, mechanics, warehousemen, or carriers, or other like liens arising in the ordinary course of business and securing obligations which are not yet delinquent; (d) purchase money liens or purchase money security interests upon or in any property acquired or held by Borrower in the ordinary course of business to secure indebtedness outstanding on the date of this Agreement or permitted to be incurred under the paragraph of this Agreement titled "Indebtedness and Liens"; (e) liens and security interests which, as of the date of this Agreement, have been disclosed to and approved by the Lender in writing; and (f) those liens and security interests which in the aggregate constitute an immaterial and insignificant monetary amount with respect to the net value of Borrower's assets.

Related Documents. The words "Related Documents" mean and include without limitation all promissory notes, credit agreements, loan agreements, environmental agreements, guaranties, security agreements, mortgages, deeds of trust, and all other instruments, agreements and documents, whether now or hereafter existing, executed in connection with the Indebtedness.

Security Agreement. The words "Security Agreement" mean and include without limitation any agreements, promises, covenants, arrangements, understandings or other agreements, whether created by law, contract, or otherwise, evidencing, governing, representing, or creating a Security interest.

Security Interest. The words "Security Interest" mean and include without limitation any type of collateral security, whether in the form of a lien, charge, mortgage, deed of trust, assignment, pledge, chattel mortgage, chattel trust, factor's lien, equipment trust, conditional sale, trust receipt, lien or title retention contract, lease or consignment intended as a security device, or
any other security or lien interest whatsoever, whether     created by law,
contract, or otherwise.

SARA. The word "SARA" means the Superfund Amendments and Reauthorization Act of t986 as now or hereafter amended.

Subordinated Debt. The words "Subordinated Debt" mean indebtedness and liabilities of Borrower which have been subordinated by written agreement to indebtedness owed by Borrower to Lender in form and substance acceptable to Lender.

Tangible Net Worth. The words "Tangible Net Worth" mean Borrower's total assets excluding all intangible assets (i.e., goodwill, trademarks, patents, copyrights, organizational expenses, and similar intangible items, but including leaseholds and leasehold improvements) less total Debt.

Working Capital. The words "Working Capital" mean Borrower's current assets, excluding prepaid expenses, less Borrower's current liabilities.

LINE OF CREDIT. Lender agrees to make Advances to Borrower from time to time from the date of this Agreement to the Expiration Date, provided the aggregate amount of such Advances outstanding at any time does not exceed the Borrowing Base. Within the foregoing limits, Borrower may borrow, partially or wholly prepay, and reborrow under this Agreement as follows.

Conditions Precedent to Each Advance. Lender's obligation to make any Advance to or for the account of Borrower under this Agreement is subject to the following conditions precedent, with all documents, instruments, opinions, reports, and other items required under this Agreement to be in form and substance satisfactory to Lender:

(a) Lender shall have received evidence that this Agreement and all Related
Documents have been duly authorized, executed, and delivered by Borrower to Lender.

(b) Lender shall have received such opinions of counsel, supplemental opinions, and documents as Lender may request.

(c) The security interests in the Collateral shall have been duly authorized, created, and perfected with first lien priority and shall be in full force and effect.

(d) All guaranties required by Lender for the Line of Credit shall have been executed by each Guarantor, delivered to Lender, and be in full force and effect.

(e) Lender, at its option and for its sole benefit, shall have conducted an audit of Borrower's Accounts, books, records, and operations, and Lender shall be satisfied as to their condition.

(f) Borrower shall have paid to Lender all fees, costs, and expenses specified in this Agreement and the Related Documents as are then and payable.

(g) There shall not exist at the time of any Advance a condition which would constitute an Event of Default under this Agreement, and Borrower shall have delivered to Lender the compliance certificate called for in the paragraph below titled "Compliance Certificate."

Making Loan Advances. Advances under the credit facility, as well as directions for payment from Borrower's accounts, may be requested orally or in writing by authorized persons. Lender may, but need not, require that all oral requests be confirmed in writing. Each Advance shall be conclusively deemed to have been made at the request of and for the benefit of Borrower (a) when credited to any deposit account of Borrower maintained with lender or (b) when advanced in accordance with the instructions of an authorized person. Lender, at its Option, may set a cutoff time, after which all requests for Advances will be treated as having been requested on the next succeeding Business Day.

Mandatory Loan Repayments. If at any time the aggregate principal amount of the outstanding Advances shall exceed the applicable Borrowing Base, Borrower, immediately upon written or oral notice from Lender, shall pay to Lender an amount equal to the difference between the outstanding principal balance of the Advances and the Borrowing Base. On the Expiration Date, Borrower shall pay to
Lender in full the aggregate unpaid principal amount of all Advances then outstanding and a(l accrued unpaid interest, together with all other applicable fees, costs and charges, if any, not yet paid.

Loan Account. Lender shall maintain on its books a record of account in which lender shall make entries for each Advance and such other debits and credits as shall be appropriate in connection with the credit facility. Lender shall provide
Borrower with periodic statements of Borrower's account, which statements shall be considered to be correct and conclusively binding on Borrower Unless Borrower notifies Lender to the contrary within thirty (30) days after Borrower's receipt of any such statement which Borrower deems to be incorrect.

COLLATERAL. To secure payment of the Line of Credit and performance of all other
Loans, obligations and duties owed by Borrower to Lender, Borrower (and others, if required) shall grant to Lender Security Interests in such property and assets
as Lender may require (the "Collateral"), including    without limitation
Borrower's present and future Accounts and general intangibles. Lenders Security
Interests in the Collateral shall be continuing liens and shall include the proceeds and products of the Collateral, including without limitation the proceeds of any insurance. With respect to the Collateral, Borrower agrees and represents and warrants to Lender:

Perfection of Security Interests. Borrower agrees to execute such financing statements and to take whatever other actions are requested by Lender to perfect and continue Lender's Security Interests in the Collateral. Upon request of
Lender, Borrower will deliver to Lender any and all of      the documents
evidencing or constituting the Collateral, and Borrower will note lender's interest upon any and all chattel paper if not delivered to Lender for possession by Lender. Contemporaneous with the execution of this Agreement, Borrower will execute one or more UCC financing statements and any similar statements as may be required by applicable law, and will file such financing statements and all such similar statements in the appropriate location or locations. Borrower hereby appoints Lender as its irrevocable attorney-in-fact for the purpose of executing any documents necessary to perfect or to continue any Security Interest. Lender may at any time, and without further authorization from Borrower, file a carbon, photograph, facsimile, or other reproduction of any financing statement for use as a financing statement. Borrower will reimburse Lender for all expenses for the perfection, termination, and the continuation of the perfection of Lender's
security interest in the Collateral.    Borrower promptly will notify Lender of
any change in Borrower's name including any change to the assumed business names of Borrower. Borrower also promptly will notify Lender of any change in
Borrower's Social Security Number or Employer Identification Number. Borrower
further agrees to notify Lender in writing prior to any change in address or location of Borrower's principal governance office or should Borrower merge or consolidate with any other entity.

Collateral Records. Borrower does now, and at all times hereafter shall, keep correct and accurate records of the Collateral, all of which records shall be available to Lender or Lender's representative upon demand for inspection and copying at any reasonable time. With respect to the Accounts, Borrower agrees to keep and maintain such records as Lender may require, including without limitation information concerning Eligible Accounts and Account balances and agings.

Collateral Schedules, Concurrently with the execution and delivery of this Agreement, Borrower shall execute and deliver to Lender a schedule of Accounts and Eligible Accounts, in form and substance satisfactory to the Lender.
Thereafter and at such frequency as Lender shall require, Borrower shall execute and deliver to Lender such supplemental schedules of Eligible Accounts and such other matters and information relating to Borrower's Accounts as Lender may request.

Representations and Warranties Concerning Accounts. With respect to the Accounts,
Borrower represents and warrants to Lender: (a) Each Account represented by Borrower to be an Eligible Account for purposes of this Agreement conforms to the requirements of the definition of an Eligible Account; (b) All Account information listed on schedules delivered to Lender will be true and correct, subject to immaterial variance; and (c) Lender, its assigns, or agents shall have the right at any time and at Borrower's expense to inspect, examine, and audit
Borrower's records and to confirm with Account Debtors the accuracy of such Accounts.

REPRESENTATIONS AND WARRANTIES. Borrower represents and warrants to Lender, as of the date of this Agreement, as of the date of each disbursement of Loan proceeds, as of the date of any renewal, extension or modification of any Loan, and at all times any Indebtedness exists:

Organization. Borrower is a corporation which is duly organized, validly existing, and in good standing under the laws of the State of Arizona and is validly existing and in good standing in all states in which Borrower is doing business. Borrower has the full power and authority to own its properties and to transact the businesses in which it is presently engaged or presently proposes to engage. Borrower also is duly qualified as a foreign corporation and is in good standing in all states in which the failure to so qualify would have a material adverse effect on its businesses or financial condition.

Authorization. The execution, delivery, and performance of this Agreement and all Related Documents by Borrower, to the extent to be executed, delivered or performed by Borrower, have been duly authorized by all necessary action by Borrower; do not require the consent or approval of any other person, regulatory authority or governmental body; and do not conflict with, result in a violation of, or constitute a default under (a) any provision of its articles of incorporation or organization, or bylaws, or any agreement or other instrument binding upon Borrower or {b) any law, governmental regulation, court decree, or order applicable to Borrower.

Financial Information. Each financial statement of Borrower supplied to Lender truly and completely disclosed Borrower's financial condition as of the date of the statement, and there has been no material adverse change in Borrower's financial condition subsequent to the date of the most recent financial statement supplied to Lender. Borrower has no material contingent obligations except as disclosed in such financial statements.

Legal Effect. This Agreement constitutes, and any instrument or agreement required hereunder to be given by Borrower when delivered will constitute, legal, valid and binding obligations of Borrower enforceable against Borrower in accordance with their respective terms.

Properties. Except far Permitted Liens, Borrower owns and has good title to all of Borrower's properties free and clear of a(l Security Interests, and has not executed any security documents or financing statements relating to such properties, All of Borrower's properties are titled in Borrower's legal name, and Borrower has not used, or filed a financing statement under, any other name for at least the last five (5) years.

Hazardous Substances. The terms "hazardous waste," "hazardous substance,"
"disposal," "release," and "threatened release," as used in this Agreement, shall have the same meanings as set forth in the "CERCLA," "SARA," the Hazardous
Materials Transportation Act, 49 U.S.C. Section 1801, et seq., the Resource
Conservation and Recovery Act, 49 U.S.C. Section 6901, et seq., or other applicable state or Federal laws, rules, or regulations adopted pursuant to any of the foregoing. Except as disclosed to and approved by Lender in writing, Borrower represents and warrants that: (a) During the period of Borrower's ownership of the properties, there has been no use, generation, manufacture, storage, treatment, disposal, release or threatened release of any hazardous waste or substance by any person on, under, or about any of the properties. (b)
Borrower has no knowledge of, or reason to believe that there has been (i) any use, generation, manufacture, storage, treatment, disposal, release, or threatened release of any hazardous waste or substance by any prior owners or occupants of any of the properties, or (ii) any actual or threatened litigation or claims of any kind by any person relating to such matters. (c) Neither
Borrower nor any tenant, contractor, agent or other authorized user of any of the properties shall use, generate, manufacture, store, treat, dispose of, or release any hazardous waste or substance on, under, or about any of the properties; and any such activity shall be conducted in compliance with all applicable federal, state, and local laws, regulations, and ordinances, Including without limitation those laws, regulations and ordinances described above. Borrower authorizes
Lender and its agents to enter upon the properties to make such inspections and tests as Lender may deem appropriate to determine compliance of the properties with this section of the Agreement, Any inspections or tests made by Lender shall be at Borrower's expense and for Lender's purposes only and shall not be construed to create any responsibility or liability on the part of Lender to Borrower or to any other person. The representations and warranties contained herein are based on Borrower's due diligence in investigating the properties for hazardous waste. Borrower hereby (a) releases and waives any future claims against Lender for indemnity or contribution in the event Borrower becomes liable for cleanup or other costs under any such laws, and (b) agrees to indemnify and hold harmless lender against any and all claims, losses, liabilities, damages, penalties, and expenses which Lender may directly or indirectly sustain or suffer resulting from a breach of this section of the Agreement or as a consequence of any use, generation, manufacture, storage, disposal, release or threatened release occurring prior to Borrower's ownership or interest in the properties, whether or not the same was or should have been known to Borrower. The provisions of this section of the Agreement, including the obligation to indemnify, shall survive the payment of the Indebtedness and the termination or expiration of this Agreement and shall not be affected by Lender's acquisition of any interest in any of the properties, whether by foreclosure or otherwise.

Litigation and Claims. No litigation, claim, investigation, administrative proceeding or similar action (including those for unpaid taxes) against Borrower is pending or threatened, and no other event has occurred which may materially adversely affect Borrower's financial condition or properties, other than litigation, claims, or other events, if any, that have been disclosed to and approved by Lender in writing.

Taxes. To the best of Borrower's knowledge, all tax returns and reports of Borrower that are or were required to be filed, have been filed, and all taxes, assessments and other governmental charges have been paid in full, except those presently being or to be contested by Borrower in good faith in the ordinary course of business and for which adequate reserves have been provided.

Lien Priority. Unless otherwise previously disclosed to Lender in writing, Borrower has not entered into or granted any Security Agreements, or permitted the filing or attachment of any Security Interests on or affecting any of the Collateral directly or indirectly securing repayment of Borrower's Loan and Note, that would be prior or that may in any way be superior to Lender's Security
Interests and rights in and to such Collateral.

Binding Effect. This Agreement, the Note, all Security Agreements directly or indirectly securing repayment of Borrower's Loan and Note and all of the Related
Documents are binding upon Borrower as well as upon Borrower's successors, representatives and assigns, and are legally enforceable in accordance with their respective terms.

Commercial Purposes. Borrower intends to use the Loan proceeds solely for business or commercial related purposes.

Employee Benefit Plans. Each employee benefit plan as to which Borrower may have any liability complies in all material respects with all applicable requirements of law and regulations, and (i) no Reportable Event nor Prohibited Transaction
(as defined in ERISA) has occurred with respect to any such plan, (ii) Borrower has not withdrawn from any such plan or initiated steps to do so, and (iii) no steps have been taken to terminate any such plan.

Location of Borrower's Offices and Records. Borrower's place of business, or Borrower's Chief executive office, if Borrower has more than one place of business, is located at 7681 E. Gray Road, Scottsdale, AZ 85260. Unless Borrower has designated otherwise in writing this location is also the office or offices where Borrower keeps its records concerning the Collateral.

Information. All information heretofore or contemporaneously herewith furnished by Borrower to Lender for the purposes of or in connection with this Agreement or any transaction contemplated hereby is, and all information hereafter furnished by or on behalf of Borrower to Lender will be, true and accurate in every material respect on the date as of which such information is dated or certified;
and none of such information is or will be incomplete by omitting to state any material fact necessary to make such information not misleading.

Survival of Representations and Warranties. Borrower understands and agrees that Lender, without independent investigation, is relying upon the above representations and warranties in extending Loan Advances to Borrower. Borrower further agrees that the foregoing representations and warranties shall be continuing in nature and shall remain in full force and effect until such time as Borrower's Indebtedness shall be paid in full, or until this Agreement shall be terminated in the manner provided above, whichever is the last to occur.

AFFIRMATIVE COVENANTS. Borrower covenants and agrees with Lender that, while this Agreement is in effect, Borrower will:

Litigation. Promptly inform Lender in writing of (a) all material adverse changes in Borrower's financial condition, and (b) all existing and all threatened litigation, claims, investigations, administrative proceedings or similar actions affecting Borrower or any Guarantor which could materially affect the financial condition of Borrower or the financial condition of any Guarantor.

Financial Records. Maintain its books and records in accordance with generally accepted accounting principles, applied on a consistent basis, and permit Lender to examine and audit Borrower's books and records at all reasonable times.

Financial Statements. Furnish Lender with, as soon as available, but in no event later than ninety (90) days after the end of each fiscal year, Borrower's balance sheet and income statement for the year ended, audited by a certified public accountant satisfactory to Lender, and, as soon as available, but in no event later than forty five (45) days after the end of each month, Borrower's balance sheet and profit and loss statement for the period ended, prepared and certified as correct to the best knowledge and belief by Borrower's chief financial officer or other officer or person acceptable to Lender. All financial reports required to be provided under this Agreement shall be prepared in accordance with generally accepted accounting principles, applied on a consistent basis, and certified by Borrower as being true and correct.

Additional Information. Furnish such additional information and statements, lists of assets and liabilities, agings of receivables and payables. inventory schedules, budgets, forecasts, tax returns, and other reports with respect to Borrower's financial condition and business operations as Lender may request from time to time.

Financial Covenants and Ratios. Comply with the following covenants and ratios:

Tangible Net Worth. Maintain a minimum Tangible Net Worth of not less than
$5,500,000.00.

Net Worth Ratio. Maintain a ratio of Total Liabilities to Tangible Net Worth of less than 1.00 to 1.00.

Current Ratio. Maintain a ratio of Current Assets to Current
Liabilities in excess of 1.50 to 1.00.

The following provisions shall apply for purposes of determining compliance with the foregoing financial covenants and ratios: to be measured on a quarterly basis. Except as provided above, all computations made to determine compliance with the requirements contained in this paragraph shall be made in accordance with generally accepted accounting principles, applied on a consistent basis, and certified by Borrower as being true and correct.

Insurance. Maintain fire and other risk insurance, public liability insurance, and such other insurance as Lender may require with respect to Borrower's properties and operations, in form, amounts, coverages and with insurance companies reasonably acceptable to Lender. Borrower, upon request of Lender, will deliver to Lender from time to time the policies or certificates of insurance in form satisfactory to Lender, including stipulations that coverages will not be canceled or diminished without at Least ten (10) days' prior written notice to Lender. Each insurance policy also shall include an endorsement providing that coverage in favor of Lender will not be impaired in any way by any act, omission or default of Borrower or any other person. In connection with all policies covering assets in which Lender holds or is offered a security interest for the Loans, Borrower will provide Lender with such loss payable or other endorsements as Lender may require.

Insurance Reports. Furnish to Lender, upon request of Lender, reports on each existing Insurance policy showing such information as Lender may reasonably request, including without limitation the following: (a) the name of the insurer;
(b) the risks insured; (c) the amount of the policy; (d) the properties insured;
(e) the then current property values on the basis of which insurance has been obtained, and the manner of determining those values; and (f) the expiration date of the policy. In addition, upon request of the lender (however not more often than annually), Borrower will have an independent appraiser satisfactory to Lender determine, as applicable, the actual cash value or replacement cost of any Collateral. The cost of such appraisal shall be paid by Borrower.

Other Agreements. Comply with all terms and conditions of all other agreements, whether now Or hereafter existing, between Borrower and any other party and notify Lender immediately in writing of any default in connection with any other such agreements.

Loan Fees and Charges. In addition to all other agreed upon fees and charges, pay the following: So long as Lender shell have any obligation to extend or continue credit to Borrower in any form, Borrower shall pay to Lender, on the lest day of each quarter, e nonrefundable loan fee in the amount of one half of one percent (.50%) of the coverage unused balance of the Loan during the preceding year.

Loan Proceeds. Use all Loan proceeds solely for Borrower's business operations, unless specifically consented to the contrary by Lender in writing.

Taxes, Charges and Liens. Pay and discharge when due all of its indebtedness and obligations, including without limitation all assessments, taxes, governmental charges, levies and liens, of every kind and nature, imposed upon Borrower or its properties, income, or profits, prior to the date on which penalties would attach, and all lawful claims that, if unpaid, might become a lien or charge upon any of Borrower's properties, income, or profits. Provided however, Borrower will not be required to pay and discharge any such assessment, tax, charge, levy, lien or claim so long as (a) the legality of the same shall be contested in good faith by appropriate proceedings, and (b) Borrower shall have established on its books adequate reserves with respect to such contested assessment, tax, charge, levy, lien, or claim in accordance with generally accepted accounting practices.
Borrower, upon demand of Lender, will furnish to Lender evidence of payment of the assessments, taxes, charges, levies, liens and claims and will authorize the appropriate governmental official to deliver to Lender at any time a written statement of any assessments, taxes, charges, levies, liens and claims against Borrower's properties, income, or profits.

Performance. Perform and comply with all terms, conditions, and provisions set forth in this Agreement and in the Related Documents in a timely manner, and promptly notify Lender if Borrower learns of the occurrence of any event which constitutes an Event of Default under this Agreement or under any of the Related
Documents.

Operations. Maintain executive and management personnel with substantially the same qualifications and experience as the present executive and management personnel; provide written notice to Lender of any change in executive and management personnel; conduct its business affairs in a reasonable and prudent manner and in compliance with all applicable federal, state and municipal laws, ordinances, rules and regulations respecting its properties, charters, businesses and operations, including without limitation, compliance with the Americans With Disabilities Act and with all minimum funding standards and other requirements of ERISA and other laws applicable to Borrower's employee benefit plans.

Inspection. Permit employees or agents of Lender at any reasonable time to inspect any and all Collateral for the Loan or Loans and Borrower's other properties and to examine or audit Borrower's books, accounts, and records and to make copies and memoranda of Borrower's books, accounts, and records. If Borrower now or at any time hereafter maintains any records (including without limitation computer generated records and computer software programs for the generation of such records) in the possession of a third party, Borrower, upon request of Lender, shall notify such party to permit Lender free access to such records at all reasonable times and to provide Lender with copies of any records it may request, all at Borrower's expense.

Compliance Certificate. Unless waived in writing by Lender, provide Lender within 45 days of quarter end and at the time of each disbursement of Loan proceeds with a certificate executed by Borrower's chief financial officer, or other officer or person acceptable to Lender, certifying that the representations and warranties set forth in this Agreement are true and correct as of the date of the certificate and further certifying that, as of the date of the certificate, no Event of Default exists under this Agreement.

Environmental Compliance and Reports. Borrower shall comply in all respects with all environmental protection federal, state and local laws, statutes, regulations and ordinances; not cause or permit to exist, as a result of an intentional or unintentional action or omission on its part or on the part of any third party, on property owned and/or occupied by Borrower, any environmental activity where damage may result to the environment, unless such environmental activity is pursuant to and in compliance with the conditions of a permit issued by the appropriate federal, state or local governmental authorities; shall furnish to Lender promptly and in any event within thirty (30) days after receipt thereof a copy of any notice, summons, lien, citation, 02-28-1996 directive, letter or other communication from any governmental agency or instrumentality concerning any intentional or unintentional action or omission on Borrower's part in connection with any environmental activity whether or not there is damage to the environment and/or other natural resources.

Additional Assurances. Make, execute and deliver to Lender such promissory notes, mortgages, deeds of trust, security agreements, financing statements, instruments, documents and other agreements as Lender or its attorneys may reasonably request to evidence and secure the Loans and to perfect all Security
Interests.

RECOVERY Of ADDITIONAL COSTS. If the imposition of or any change in any law, rule, regulation or guideline, or the interpretation or application of any thereof by any court or administrative or governmental authority (including any
request or policy not having the force of law) shall impose, modify or     make
applicable any taxes (except U.S. federal, state or local income or franchise taxes imposed on Lender), reserve requirements, capital adequacy requirements or other obligations which would (a) increase the cost to Lender for extending or maintaining the credit facilities to which this Agreement relates, (b) reduce the amounts payable to Lender under this Agreement or the Related Documents, or (c)
reduce the rate of return on Lender's Capitol
as a consequence of Lender's obligations with respect to the credit facilities to which this Agreement relates, then Borrower agrees to pay Lender such additional amounts as will compensate Lender therefor, within five (5) days after Lender's written demand for such payment, which demand shall be accompanied by an explanation of such imposition or charge and a calculation in reasonable detail of the additional amounts payable by Borrower,
which explanation and calculations shall be conclusive in the absence of manifest error.

NEGATIVE COVENANTS. Borrower covenants and agrees with Lender that while this Agreement is in effect, Borrower shall not, without the prior written consent of
Lender:

Indebtedness and Liens. (a) Except for trade debt incurred in the normal course of business and indebtedness to Lender contemplated by this Agreement, create, incur or assume indebtedness for borrowed money, including capital leases, (b) except as allowed as a Permitted Lien, sell, transfer, mortgage, assign, pledge, lease, grant a security interest in, or encumber any of Borrower's assets, or (c) sell with recourse any of Borrower's accounts, except to Lender.

Continuity of Operations. (a) Engage in any business activities substantially different than those in which Borrower is presently engaged, (b) cease operations, liquidate, merge, transfer, acquire or consolidate with any other entity, change ownership, change its name, dissolve or transfer or sell
Collateral out of the ordinary course of business, (c) pay any dividends on Borrower's stock (other than dividends payable in its stock), provided, however that notwithstanding the foregoing, but only so long as no Event of Default has occurred and is continuing or would result from the payment of dividends, if Borrower is a "Subchapter S Corporation" (as defined in the Internal Revenue Code of 1986, as amended), Borrower may pay cash dividends on its stock to its shareholders from time to time in amounts necessary to enable the shareholders to pay income taxes and make estimated income tax payments to satisfy their liabilities under federal and state law which arise solely from their status as Shareholders of a Subchapter S Corporation because of their ownership of shares of stock of Borrower, or (d) purchase or retire any of Borrower's outstanding shares or alter or amend Borrower's capital structure.

Loans, Acquisitions end Guaranties. (a) Loan, invest in or advance money or assets, (b) purchase, create or acquire any interest in any other enterprise or entity, or (c) incur any obligation as surety or guarantor other than in the ordinary course of business.

CESSATION OF ADVANCES. If Lender has made any commitment to make any Loan to Borrower, whether under this Agreement or under any other agreement, Lender shall have no obligation to make Loan Advances or to disburse Loan proceeds if: (a) borrower or any Guarantor is in default under the terms of this Agreement or any of the Related Documents or any other agreement that Borrower or any Guarantor has with Lender, or the occurrence of any event or condition which after notice or the passage of time would constitute an Event of Default; (b) Borrower or any Guarantor becomes insolvent, files a petition in bankruptcy or similar proceedings, or is adjudged a bankrupt; (c) there occurs a material adverse change in Borrower's financial condition, in the financial condition of any Guarantor, or in the value of any Collateral securing any Loan; (d) any Guarantor seeks, claims or otherwise attempts to limit, modify or revoke such Guarantor's guaranty of the Loan or any other loan with Lender; or (e) Lender in good faith deems itself insecure, even though no Event of Default shall have occurred.

AGING AND LISTING OF ACCOUNTS RECEIVABLE AND PAYABLE. Borrower covenants and agrees with Lender that, while this Agreement is in effect, Borrower shall deliver to Lender within thirty(30) days after the end of each month, a detailed aging of Borrower's accounts and contracts receivable and accounts payable as of the last day of that month, together with an explanation of any adjustments made at the end of that month, all in a form acceptable to Lender.

BORROWING BASE CERTIFICATE. Unless waived in writing by Lender, Borrower agrees to provide Lender with a Borrower's Certificate within thirty (30) days of month end. Each "Borrower's Certificate" shall be in a form acceptable to Lender duly executed by Borrower and detailing the status of the Line of Credit as of the date of thereon.

ADDITIONAL PROVISIONS. Borrower covenants and agrees with Lender that, while this Agreement is in effect, Borrower will deliver to Lender quarterly 10-Q reports within 45 days of quarter end and Borrower's annual report and 10-K within 90 days of fiscal year end.

ADDITIONAL DEFINITION. Times Fixed Charge Coverage.  The words "Times Fixed
Charge Coverage" mean the trailing twelve month cash flow (i.e., net income plus depreciation plus interest expense) divided by current maturities of long term debt plus interest expense.

Current Assets.  The words "Current Assets" mean Borrower's cash on hand plus
Borrower's receivables plus inventory.

Current Liabilities. The words "Current Liabilities" mean all Borrower's notes payable plus Borrower's accounts payable plus Borrower's income taxes payable plus Borrower's accruals plus Borrower's current portion of long term debt.

Current Ratio. The words "Current Ratio" mean Borrower's total Current Assets divided by Borrower's total Current Liabilities.

Additional AFFIRMATIVE COVENANTS. Borrower covenants and agrees with Lender that, while this Agreement is in effect, Borrower will comply with the following ratio:

Times Fixed Charge Coverage. Maintain a ratio of 1.50 to 1.00 measured on a quarterly basis.

SUBLIMlT FOR LETTERS OF CREDIT. Subject to the terms of this Agreement/Promissory
Note, Lender will issue commercial letters of credit ("Letter of Credit") on behalf of Borrower to support Borrower's purchases of inventory or for other business purposes agreed to by Lender. Up to $450,000.00 of credit under the Line of Credit will be available to Borrower for issuance by Lender of letters of credit, subject to documentation acceptable to Lender; provided that in no event shall the entire amount of credit under the Line of Credit, including the face amount of such letters of credit, exceed
$1,200,000.00.

RIGHT OF SETOFF. Borrower grants to Lender a contractual possessory security interest in, and hereby assigns, conveys, delivers, pledges, and transfers to Lender all Borrower's right, title and interest in and to, Borrower's accounts with Lender (whether checking, savings, or some other account), including without limitation all accounts held jointly with someone else and all accounts Borrower may open in the future, excluding however all IRA, Keogh, and trust accounts.
Borrower authorizes Lender, to the extent permitted by applicable law, to charge or setoff all sums owing on the Indebtedness against any and all such accounts.

EVENTS OF DEFAULT. Each of the following shall constitute an Event of Default under this Agreement: Default on Indebtedness. Failure of Borrower to make any payment when due on the Loans.
Other Defaults. Failure of Borrower or any Grantor to comply with or to perform when due any other term, obligation, covenant or condition contained in this
Agreement or in any of the Related Documents, or failure of Borrower to comply
with or to perform any other term, obligation     covenant or condition contained
in any other agreement between Lender and Borrower.

Default In Favor of Third Parties. Should borrower or any Grantor default under any loan, extension of credit, security agreement, purchase or sales agreement, or any other agreement, in favor of any other creditor or person that may materially affect any of Borrower's property or Borrower's or any Grantor's ability to repay the Loans or perform their respective obligations under this Agreement or any of the related Documents.

False Statements. Any warranty, representation or statement made or furnished to Lender by or on behalf of Borrower or any Grantor under this Agreement or the Related Documents is false or misleading in any material respect at the time made or furnished, or becomes false or misleading at any time thereafter.

Defective Collateralization. This Agreement or any of the Related Documents ceases to be in full force and effect (including failure of any Security
Agreement to create a valid and perfected Security Interest) at any time and for any reason.

Insolvency. The dissolution or termination of Borrower's existence as a going business, the insolvency of Borrower, the appointment of a receiver for any part of Borrower's property, any assignment for the benefit of creditors, any type of creditor workout, or the commencement Of any proceeding under any bankruptcy or insolvency laws by or against Borrower.

Creditor or Forfeiture Proceedings. Commencement of foreclosure or forfeiture proceedings, whether by judicial proceeding, self-help, repossession or any other method, by any creditor of Borrower, any creditor of any Grantor against any collateral securing the Indebtedness, or by any governmental agency. This includes a garnishment, attachment, or levy on or of any of Borrower's deposit accounts with Lender. However, this Event of Default shall not apply if there is a good faith dispute by Borrower or Grantor, as the case may be, as to the validity or reasonableness of the claim which is the basis of the creditor or forfeiture proceeding, and if Borrower or Grantor gives Lender written notice of the creditor of forfeiture proceeding and furnishes reserves or a surety bond for the creditor or forfeiture proceeding satisfactory to Lender.

Events Affecting Guarantor. Any of the preceding events occurs with respect to any Guarantor of any of the Indebtedness or any Guarantor dies or becomes incompetent, or revokes or disputes the validity of, or liability under, any Guaranty of the indebtedness. Lender, at its option, may, but shall not be required to, permit the Guarantor's estate to assume conditionally the obligations arising under the guaranty in a manner satisfactory to Lender, and, in doing so, cure the Event of Default.

Change In Ownership. Any change in ownership of twenty-five percent (25%) or more of the common stock of Borrower.

Adverse Change. A material adverse change occurs in Borrower's financial condition, or Lender believes the prospect of payment or performance of the Indebtedness is impaired.

Insecurity. Lender, in good faith, deems itself insecure.

Cure Periods. Prior to exercising any right or remedy by Lender, unless a different grace period is provided in this Agreement, Lender shall give written notice of any default upon which such right or remedy is dependent, so long as Lender has not provided notice of a similar default within the previous twelve months, and, if such default is of a nature that can be cured by Borrower, allow the following time periods for such correction:

(a) If the default relates to the nonpayment of money, ten days;

(b) If the default relates to the nonperformance of any covenant herein made, or the existence of any condition that may be cured by Borrower, other than the nonpayment of money, fifteen days.

No notice need to be given or period for cure allowed by Lender for breach of any warranty or representation when made or in the event of any insolvency, or in the event of administration of property in any legal or equitable proceeding of any kind, including, without limitation, any proceeding under federal bankruptcy law or any other similar statute now or hereafter in effect, or in the event of any other default that Lender reasonably determines to be of a nature beyond
Borrower's reasonable power to correct.

EFFECT OF AN EVENT OF DEFAULT. If any Event of Default shall occur, except where otherwise provided in this Agreement or the Related Documents, all commitments and obligations of Lender under this Agreement or the Related Documents or any other agreement immediately will terminate (including any obligation to make Loan
Advances or disbursements), and, at Lender's option, all Loans immediately will become due and payable, all without notice of any kind to Borrower, except that in the case of an Event of Default of the type described in the "Insolvency" subsection above, such acceleration shall be automatic and not optional. In addition, Lender shall have all the rights and remedies provided in the Related
Documents or available at law, in equity, or otherwise. Except as may be prohibited by applicable law, all of Lender's rights and remedies shall be cumulative and may be exercised singularly or concurrently. Election by Lender to pursue any remedy shall not exclude pursuit of any other remedy, and an election to make expenditures or to take action to perform an obligation of Borrower or of any Grantor shall not affect Lender's right to declare a default and to exercise its rights and remedies.

MISCELLANEOUS PROVISIONS. The following miscellaneous provisions are a part of this Agreement:

Amendments. This Agreement, together with any Related Documents, constitutes the entire understanding and agreement of the parties as to the matters set forth in this Agreement. No alteration of or amendment to this Agreement shall be effective unless given in writing and signed by the party or parties sought to be charged or bound by the alteration or amendment.

Applicable Law. This Agreement has been delivered to Lender and accepted by Lender In the State of Arizona. If there is a lawsuit, Borrower agrees upon Lender's request to submit to the Jurisdiction of the courts of Maricopa County, the State of Arizona Subject to the provisions on arbitration, this Agreement shall be governed by and construed in accordance with the laws of the State of Arizona.

Arbitration.

Binding Arbitration. Upon the demand of any party ("Party/Parties"), to a Document (as defined below), whether made before the institution of any judicial proceeding or not more than 60 days after service of a complaint, third party complaint, cross-claim or counterclaim or any answer thereto or any amendment to any of the above, any Dispute (as defined below) shall be resolved by binding arbitration in accordance with the terms of this Arbitration Program. A Dispute" shall include any action, dispute, claim or controversy of any kind, whether founded in contract, tort, statutory or common law, equity, or otherwise, now existing or hereafter arising between any of the Parties arising out of, pertaining to or in connection with any agreement, document or instrument to which this Arbitration Program is attached or in which it appears or is referenced or any related agreements, documents, or instruments (Documents"). Any
Party who fails to submit to binding arbitration following a lawful demand by another Party shall bear all costs and expenses, including reasonable attorneys' fees, (including those incurred in any trial, bankruptcy proceeding or on appeal) incurred by the other Party in obtaining a stay of any pending judicial proceeding and compelling arbitration of any Dispute. The parties agree that any agreement, document or instrument which includes, attaches to or incorporates this Arbitration Program represents a transaction involving commerce as that term is used in the Federal Arbitration Act, ("FAA") Title 9 United States Code. THE
PARTIES UNDERSTAND THAT BY This AGREEMENT THEY HAVE DECIDED THAT THEIR DISPUTES
SHALL BE RESOLVED BY BINDING ARBITRATION RATHER THAN IN COURT, AND ONCE DECIDED
BY Arbitration NO DISPUTE CAN LATER BE BROUGHT, FILED OR PURSUED IN COURT.

Governing Rules. Arbitrations conducted pursuant to this Arbitration Program shall be administered by the American Arbitration Association ("AAA"), or other mutually agreeable administrator ("Administrator") in accordance with the terms of this Arbitration Program and the Commercial Arbitration Rules of the AAA.
Proceedings hereunder shall be governed by the provisions of the Federal
Arbitration Act (Title 9 of the United States Code). The arbitrator(s) shall resolve all Disputes in accordance with the applicable substantive law designated in the Documents. Judgment upon any award rendered hereunder may be entered in any court having jurisdiction; provided, however that nothing herein shall be construed to be a waiver by any party that is a bank of the protections afforded pursuant to 12 U.S.C. 91 or any similar applicable state law.

Preservation of Remedies. No provision of, nor the exercise of any rights under, this arbitration clause shall limit the right of any Party to: (a)foreclose against any real or personal property collateral or other security, or obtain a personal or deficiency award; (b) exercise self-help remedies (including repossession and setoff rights); or (c) obtain provisional or ancillary remedies such as injunctive relief, sequestration, attachment, replevin, garnishment, or the appointment of a receiver from a court having jurisdiction. Such rights can be exercised at any time except to the extent such action is contrary to a final award or decision in any arbitration proceeding. The institution and maintenance of an action as described above shall not constitute a waiver of the right of any Party to submit the Dispute to arbitration, nor render inapplicable the compulsory arbitration provisions hereof. Any claim or Dispute related to exercise of any self-help, auxiliary or other rights under this paragraph shall be a dispute hereunder.

Arbitrator Powers and Qualifications; Awards. The Parties agree to select a neutral "qualified" arbitrator or a panel of three "qualified" arbitrators to resolve any Dispute hereunder. "Qualified" means a practicing attorney, with not less than 10 years practice in commercial law, licensed to practice in the state of the applicable substantive taw designated in the Documents. A Dispute in which the claims or amounts in controversy do not exceed $1,000,000.00, shall be decided by a single arbitrator. A single arbitrator shall have authority to render an award up to but not to exceed $1,000,000.00 including all damages of any kind whatsoever, costs, fees, attorneys' fees and expenses. Submission to a single arbitrator shall be a waiver of all Parties' claims to recover more than 51,000,000.00. A Dispute involving claims or amounts in controversy exceeding $1,000,000.00 shall be decided by a majority vote of a panel of three qualified arbitrators. An arbitration panel shall be composed of one arbitrator who would be qualified to sit as a single arbitrator hereunder, one who has at least ten years experience in commercial lending and one who has at least ten years experience in the Borrower's industry. The arbitrator(s) shall be empowered to, at the written request of any Party in any Dispute, (a) to consolidate in a single proceeding any multiple party claims that are-substantially identical or based upon the same underlying transaction; (b) to consolidate any claims and Disputes between other Parties which arise out of or relate to the subject matter hereof, including all claims by or against borrowers, guarantors, sureties and or owners of collateral; and (c) to administer multiple arbitration claims as class actions in accordance with Rule 23 of the Federal Rules of Civil Procedure. In any consolidated proceeding the first arbitrator(s) selected in any proceeding shall conduct the consolidated proceeding unless disqualified due to conflict of interest. The arbitrator(s) shall be empowered to resolve any dispute regarding the terms of this arbitration clause, including questions about the arbitrability of any Dispute, but shall have no power to change or alter the terms of this Arbitration Program. The prevailing Party in any Dispute shall be entitled to recover its reasonable attorneys' fees in any arbitration, and the arbitrator(s) shall have the power to award such fees. The award of the arbitrator(s) shall be in writing and shall set forth the factual and legal basis for the award.

Miscellaneous. All statutes of limitation applicable to any Dispute shall apply to any proceeding in accordance with this arbitration clause. The Parties agree, to the maximum extent practicable, to take any action necessary to conclude an arbitration hereunder within 180 days of the filing of a Dispute with the Administrator. The arbitrator(s) shall be empowered to impose sanctions for any Party's failure to proceed within the times established herein. Arbitrations shall be conducted in the state of the applicable substantive law designated in the Documents. The provisions of this Arbitration Program shall survive any termination, amendment, or expiration hereof or of the Documents unless the Parties otherwise expressly agree in writing. Each Party agrees to keep all Disputes and arbitration proceedings strictly confidential, except for disclosures of information required in the ordinary course of business of the Parties or as required by applicable law or regulation. If any provision of this Arbitration Program is declared invalid by any court, the remaining provisions shall not be affected thereby and shall remain fully enforceable.

Caption Headings. Caption headings in this Agreement are for convenience purposes only and are not to be used to interpret or define the provisions of this Agreement.

Multiple Parties; Corporate Authority. All obligations of Borrower under this
Agreement shall be joint and several, and all references to Borrower shall mean each and every Borrower. This means that each of the Borrowers signing below is responsible for all obligations in this Agreement.

Consent to Loan Participation. Borrower agrees and consents to Lender's sale or transfer, whether now or later, of one or more participation interests in the Loans to one or more purchasers, whether related or unrelated to Lender. Lender may provide, without any limitation whatsoever, to any one or more purchasers, or potential purchasers, any information or knowledge Lender may have about Borrower or about any other matter relating to the Loan, and Borrower hereby waives any rights to privacy it may have with respect to such matters. Borrower additionally waives any and all notices of sale of participation interests, as well as all notices of any repurchase of such participation interests. Borrower also agrees that the purchasers of any such participation interests will be considered as the absolute owners of such interests in the Loans and will have all the rights granted under the participation agreement or agreements governing the sale of such participation interests. Borrower further waives all rights of offset or counterclaim that it may have now or later against Lender or against any purchaser of such a participation interest and unconditionally agrees that either
Lender or such purchaser may enforce Borrower's obligation under the Loans irrespective of the failure or insolvency of any holder of any interest in the Loans. Borrower further agrees that the purchaser of any such participation interests may enforce its interests irrespective of any personal claims or defenses that Borrower may have against Lender.

Costs and Expenses. Borrower agrees to pay upon demand all of Lender's allocated costs of in house counsel and expenses, including without limitation attorneys' fees, incurred in connection with the preparation, execution, enforcement, modification and collection of this Agreement or in connection with the Loans made pursuant to this Agreement. Lender may pay someone else to help collect the Loans and to enforce this Agreement, and Borrower will pay that amount. This includes, subject to any limits under applicable law, lender's attorneys' fees and Lender's legal expenses, whether or not there is a lawsuit, including attorneys' fees for bankruptcy proceedings (including efforts to modify or vacate any automatic stay or injunction), appeals, and any anticipated post judgment collection services. Borrower also will pay any court costs, in addition to ail other sums provided by law.

Notices. All notices required to be given under this Agreement shall be given in writing, may be sent by telefacsimilie, and shall be effective when actually delivered or when deposited with a nationally recognized overnight courier or deposited in the United States mail, first class, postage prepaid, addressed to the party to whom the notice is to be given at the address shown above. Any party may change its address for notices under this Agreement by giving formal written notice to the other parties, specifying that the purpose of the notice is to change the party's address. To the extent permitted by applicable law, if there is more than one Borrower, notice to any Borrower will constitute notice to all Borrowers. For notice purposes, Borrower agrees to keep Lender informed at all times of Borrower's current address(es).

Severability. If a court of competent jurisdiction finds any provision of this Agreement to be invalid or unenforceable as to any person or circumstance, such finding shall not render that provision invalid or unenforceable as to any other persons or circumstances. If feasible, any such offending provision shall be deemed to be modified to be within the limits of enforceability or validity;
however, if the offending provision cannot be so modified, it shall be stricken and all other provisions of this Agreement in all other respects shall remain valid and enforceable.

Subsidiaries and Affiliates of Borrower. To the extent the context of any provisions of this Agreement makes it appropriate, including without limitation any representation, warranty or covenant, the word "Borrower" as used herein shall include all subsidiaries and affiliates of Borrower. Notwithstanding the foregoing however, under no circumstances shall this Agreement be construed to require Lender to make any Loan or other financial accommodation to any subsidiary or affiliate of Borrower.

Successors and Assigns. All covenants and agreements contained by or on behalf of Borrower shall bind its successors and assigns and shall inure to the benefit of Lender, its successors and assigns. Borrower shall not, however, have the right to assign Its rights under this Agreement or any interest therein, without the prior written consent of Lender.

Survival. All warranties, representations, and covenants made by Borrower in this Agreement or in any certificate or other instrument delivered by Borrower to Lender under this Agreement shall be considered to have been relied upon by Lender and will survive the making of the Loan and delivery to Lender of the Related Documents, regardless of any investigation made by Lender or on Lender's behalf.

Time Is of the Essence. Time is of the essence in the performance of this Agreement.

Waiver. Lender shall not be deemed to have waived any rights under this Agreement unless such waiver is given in writing and signed by Lender. No delay or omission on the part of Lender in exercising any right shall operate as a waiver of such right or any other right. A waiver by Lender of a provision of this Agreement shall not prejudice or constitute a waiver of Lender's right otherwise to demand strict compliance with that provision or any other provision of this Agreement.
No prior waiver by Lender, nor any course of dealing between Lender and Borrower, or between Lender and any Grantor, shall constitute a waiver of any of Lender's rights or of any obligations of Borrower or of any Grantor as to any future transactions. Whenever the consent of Lender is required under this Agreement, the granting of such consent by Lender in any instance shall not constitute continuing consent in subsequent instances where such consent is required, and in all cases such consent may be granted or withheld in the sole discretion of Lender.

BORROWER ACKNOWLEDGES HAVING READ ALL THE PROVISIONS OF THIS
LOAN AGREEMENT, AND
BORROWER AGREES TO ITS   TERMS. THIS AGREEMENT IS DATED AS OF
FEBRUARY 28, 1996.

BORROWER:
PHOTOCOMM, INC. AN ARIZONA CORPORATION

X___________________________________
Authorized Officer


LENDER:
First Interstate Bank of Arizona, N. A.

By:

X___________________________________
Authorized Officer


First
Interstate
Bank

PROMISSORY NOTE

Borrower:PHOTOCOMM, INC., AN ARIZONA CORPORATION
          7681 E. Gray Road
          Scottsdale, AZ 85260
Lender:First Interstate Bank of Arizona, N. A.
         Metro South Business Banking Center
         100 W. Washington
         P.O. Box 53456, Dept. #764
        Phoenix, AZ 85072-3456

Principal Amount: $1,200,000.00
Initial Rate: 8.750%
Date of Note: February 28, 1996

PROMISE TO PAY. PHOTOCOMM, INC., AN ARIZONA CORPORATION ("Borrower") promises to pay to First Interstate Bank of Arizona N. A. ("Lender"), or order, in lawful money of the United States of America, the principal amount of One Million Two
Hundred Thousand & 00/100 Dollars ($1,200,000.00) or so much as may be outstanding, together with interest on the unpaid outstanding principal balance of each advance. interest shall be calculated from the date of each advance until repayment of each advance.

PAYMENT. Borrower will pay this loan in one payment of all outstanding principal plus all accrued unpaid Interest on February 28, 1997. In addition, Borrower will pay regular monthly payments of accrued unpaid interest beginning March 31, 1996, and all subsequent interest payments are due on the last day of each month after that. Interest on this Note is computed on a 365/360 simple interest basis; that is, by applying the ratio of the annual interest rate over a year of 360 days, multiplied by the outstanding principal balance, multiplied by the actual number of days the principal balance is outstanding. Borrower will pay Lender at Lender's address shown above or at such other place as Lender may designate in writing. Unless otherwise agreed or required by applicable law, payments will be applied in any order at Lender's sole discretion.

VARIABLE INTEREST RATE. The interest rate on this Note is subject to change from time to time based on changes in an index which is the First Interstate Bank of Arizona, N.A. Prime Rate, which is an index Lender announces from time to time for pricing certain loans (the "Index"). The Index is not necessarily the lowest rate charged by Lender on its loans and is set by Lender in its sole discretion.
If the Index becomes unavailable during the term of this loan, Lender may designate a substitute index after notifying Borrower. Lender will tell Borrower the current Index rate upon Borrower's request. Borrower understands that Lender may make loans based on other rates as well. The interest rate change will not occur more often than each day. The Index currently is 8.250% per annum. The interest rate to be applied to the unpaid principal balance of this Note will be at a rate of 0.500 percentage points over the Index, resulting in an initial rate of 8.750% per annum. NOTICE: Under no circumstances will the interest rate on this Note be more than the maximum rate allowed by applicable law.

PREPAYMENT. Borrower may pay without penalty all or a portion of the amount owed earlier than it is due. Early payments will not, unless agreed to by Lender in writing, relieve Borrower of Borrower's obligation to continue to make payments of accrued unpaid interest.

DEFAULT. Borrower will be in default if any of the following happens: (a)
Borrower fails to make any payment when due. (b) Borrower breaks any promise Borrower has made to Lender, or Borrower fails to comply with or to perform when due any other term, obligation, covenant, or condition contained in this Note or any agreement related to this Note, or in any other agreement or loan Borrower has with Lender. (c) Borrower defaults under any loan, extension of credit, security agreement, purchase or sales agreement, or any other agreement, in favor of any other creditor or person that may materially affect any of Borrower's property or Borrower's ability to repay this Note or perform
Borrower's obligations under this Note or any of the Related Documents. (d) Any representation or statement made or furnished to Lender by Borrower or on Borrower's behalf is false or misleading in any material respect either now or at the time made or furnished. (e) Borrower becomes insolvent, a receiver is appointed for any part of Borrower's property, borrower makes an assignment for the benefit of creditors, or any proceeding is Commenced either by Borrower or against borrower under any bankruptcy or insolvency laws. (f) Any creditor tries to take any of Borrower's property on or in which Lender has a lien or security interest. This includes a garnishment of any of Borrower's accounts with Lender.
(g) Any of the events described in this default section occurs with respect to any guarantor of this Note. (h) A material adverse change occurs in Borrower's financial condition, or Lender believes the prospect of payment or performance of the Indebtedness is impaired. (i) Lender in good faith deems itself insecure.

If any default, other than a default in payment, is curable and if Borrower has not been given a notice of a breach of the same provision of this Note within the preceding twelve (12) months, it may be cured (and no event of default will have occurred) if Borrower, after receiving written notice from Lender demanding cure of such default: (a) cures the default within fifteen 15) days; or (b) if the cure requires more than fifteen (15) days, immediately initiates steps which Lender deems in Lender's sole discretion to be sufficient to cure the default and thereafter continues and completes all reasonable and necessary steps sufficient to produce compliance as soon as reasonably practical.

LENDER'S RIGHTS. Upon default, Lender may declare the entire unpaid principal balance on this Note and all accrued unpaid interest immediately due, without notice, and then Borrower will pay that amount. Upon default, including failure to pay upon final maturity, Lender, at its option, may also, if permitted under applicable law, increase the variable interest rate on this Note to 4.500 percentage points over the Index. The interest rate will not exceed the maximum rate permitted by applicable law. Lender may hire or pay someone else to help collect this Note if Borrower does not pay. Borrower also will pay Lender that amount. This includes, subject to any limits under applicable law, Lender's attorneys' fees and Lender's legal expenses whether or not there is a lawsuit, including attorneys' fees and legal expenses for bankruptcy proceedings (including efforts to modify or vacate any automatic stay or injunction), appeals, and any anticipated post-judgment collection services.
If not prohibited by applicable law, Borrower also will pay any court costs, in addition to all other sums provided by law. This Note has been delivered to Lender and accepted by Lender in the State of Arizona. If there is a lawsuit, Borrower agrees upon Lender's request to submit to the jurisdiction of the courts of Maricopa County, the State of Arizona Subject to the provisions on arbitration, this Note shall be governed by and construed in accordance with the laws of the State of Arizona.

RIGHT OF SETOFF. Borrower grants to Lender a contractual possessory security interest in, and hereby assigns, conveys, delivers, pledges, and transfers to Lender all Borrower's right, title and interest in and to, Borrower's accounts with Lender (whether checking, savings, or some other account), including without limitation all accounts held jointly with someone else and all accounts Borrower may open in the future, excluding however all IRA, Keogh, and trust accounts.
Borrower authorizes Lender, to the extent permitted by applicable law, to charge or setoff all sums owing on this Note against any and all such accounts.

LINE OF CREDIT. This Note evidences a revolving line of credit. Advances under this Note, as well as directions for payment from borrower's accounts, may be requested orally or in writing by Borrower or by an authorized person. Lender may, but need not, require that all oral requests be confirmed in writing.
Borrower agrees to be liable for all sums either: (a) advanced in accordance with the instructions of an authorized person or (b) credited to any of Borrower's accounts with Lender. The unpaid principal balance owing on this Note at any time may be evidenced by endorsements on this Note or by Lender's internal records, including daily computer print outs. Lender will have no obligation to advance funds under this Note if: (a) Borrower or any guarantor is in default under the terms of this Note or any agreement that Borrower or any guarantor has with Lender, including any agreement made in connection with the signing of this Note;
(b) Borrower or any guarantor ceases doing business or is insolvent; (c) any guarantor seeks, claims or otherwise attempts to limit, modify or revoke such guarantor's guarantee of this Note or any other loan with Lender; (d) Borrower has applied funds provided pursuant to this Note for purposes other than those authorized by Lender; or (e) Lender in good faith deems itself insecure under this Note or any other agreement between Lender and Borrower.

GENERAL PROVISIONS. Lender may delay or forgo enforcing any of its rights or remedies under this Note without losing them. borrower and any other person who signs, guarantees or endorses this Note, to the extent allowed by law, waive presentment, demand for payment, protest and notice of dishonor. Upon any change in the terms of this Note, and unless otherwise expressly stated in writing, no party who signs this Note, whether as maker, Guarantor, accommodation maker or endorser, shall be released from liability. All such parties agree that Lender may renew or extend (repeatedly and for any length of time) this loan, or release any party or guarantor or collateral; or impair, fail to realize upon or perfect
Lender's security interest in the collateral; and take any other action deemed necessary by Lender without the consent of or notice to anyone. All such parties
also agree that Lender   may modify this loan without the consent of or notice to
anyone other than the party with whom the modification is made.

EFFECTIVE RATE. Borrower agrees to an effective rate of interest that is the rate specified in this Note plus any additional rate resulting from any other charges in the nature of interest paid or to be paid in connection with this Note.

PRIOR TO SIGNING THIS NOTE, BORROWER READ AND UNDERSTOOD ALL THE
PROVISIONS OF
THIS NOTE, INCLUDING THE VARIABLE INTEREST RATE PROVISIONS. BORROWER
AGREES TO
THE TERMS OF THE NOTE AND ACKNOWLEDGES RECEIPT OF A COMPLETED
COPY OF THE NOTE.

BORROWER:
PHOTOCOMM, INC., AN ARIZONA CORPORATION


________________________________________
Authorized Officer






EXHIBIT 10.10

     EXECUTIVE COMPENSATION AGREEMENT



     This Executive Compensation Agreement (this "Agreement"), is entered into as of the ___ day of November, 1996 ("Effective Date"), between PHOTOCOMM, INC., an Arizona corporation (the "Company"), and ROBERT R. KAUFFMAN ("Executive").
The Company and Executive are collectively referred to herein as the "Parties."
This Agreement automatically shall supersede any agreement between the Company and Executive concerning Executive's employment by the Company.

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

     SECTION II. TERM OF EMPLOYMENT

Executive's employment shall commence under the terms of this Agreement on the Effective Date, and shall continue hereunder until December 31, 2001, unless this Agreement is terminated in accordance with Section VII. Notwithstanding the foregoing, the term of this Agreement shall automatically renew and extend for one additional year as of January 1 of each year, commencing January 1, 2002, unless either party gives written notice to the other party at least six (6) months prior to January 1 of any such year to the effect that this Agreement should not be further extended, in which event the term of this Agreement shall terminate upon the next succeeding December 31.

     SECTION III. COMPENSATION; BENEFITS

A. Base Compensation. Continuing from the Effective Date, the Company shall pay Executive a base annual salary of $210,000. Commencing upon January 1, 1997, the Company shall pay Executive a base annual salary of $230,000. Executive's base annual salary may be increased by the Company during the term of this Agreement based upon the Executive's and the Company's performance.
Notwithstanding the foregoing, in the case of substantial and persistent deterioration of the Company's performance, the Company may reduce Executive's base annual salary consistent with similar salary reductions of other Company officers until the Company's performance improves. Executive's base annual salary shall be paid by the Company in semi-monthly installments commensurate with the Company's normal employee pay days.

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

2.  Annual Stock Option Grant.  For the Company's 1996 Employee Stock Option
Award Program Executive shall be granted non-qualified stock options to purchase 400,000 shares of the Company's common stock pursuant to the 1996
Stock Option Plan. The vesting of said option shares shall occur as follows: 50,000 shares as of January 1, 1997, an additional 100,000 shares as of January 1, 1998, an additional 150,000 shares as of January 1, 1999, and the final 100,000 shares as of January 1, 2000. The number of options for subsequent years of the term hereof shall be determined annually by the Board of Directors giving primary consideration to the number of options granted each prior year and Executive's contribution to Company performance. All of the options shall be at the then existing market price as determined by the Board, or an appropriate committee thereof, with an exercise term of 10 years. Executive's options shall have all rights and benefits related to stock options of the Company contemplated by the Employee Stock Option Plan of the Company.

C. Supplemental Benefits. Nothing contained in this Section III shall affect or in any way limit Executive's rights as an employee of the Company to participate in any profit sharing plan, supplemental compensation arrangements or any other fringe benefits offered by the Company to its employees as set forth in the Company's employee handbook, and compensation received by Executive hereunder shall be in addition to the foregoing except that the severance benefits set forth in this Agreement shall be exclusive. Without limiting the generality of the foregoing, the Company shall additionally provide the following supplemental benefits to Executive:

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

     SECTION IV.  SALARY CONTINUATION UPON DISABILITY

In the event Executive shall, by reason of illness or other incapacity, become unable to perform the services agreed upon herein ("Disability" or "Disabled"), the Company shall continue to compensate Executive for twelve (12) months commencing from the date of such Disability at his base monthly salary less any amounts actually received by Executive from the disability insurance policies carried by the Company for the benefit of Executive pursuant to Section III.C above.

     SECTION V.  STOCK PUT OPTION

If Executive's employment terminates, Executive, or Executive's estate, shall have the right and option ("Put Option") to have ACX Technologies, Inc. ("ACX") purchase up to 500,000 shares of the Company's common stock owned by Executive for a net purchase price per share equal to the applicable amount indicated below:

     Year of Put Exercise               Purchase Price Per Share

          1997                     $2.75
          1998                     $3.25
          1999                     $3.75
          2000                     $4.25
          2001                     $4.75
          Thereafter                    By mutual agreement, but not less than
$4.75 per share

The Put Option may be exercised by Executive giving written notice thereof to the Company within thirty (30) days following the date of termination, except that if Executive's employment is terminated pursuant to Section VII.C, then such notice may be given by Executive within six (6) months following the date of termination
("Notice of Exercise").  Thereafter, the Executive's Put Option shall expire.
The closing of the share purchase shall occur within thirty (30) days following
Notice of Exercise, at which time Executive shall deliver the appropriate number of unencumbered shares to ACX and ACX shall deliver the purchase price to the Executive.

The number of shares to be sold by the Executive to ACX under the Put Option shall be adjusted in the event of any change in the Company's capital stock on or before the closing by reason of the declaration or payment of stock dividends or the declaration or conclusion of split-ups, mergers, recapitalizations, combinations, subdivisions, conversions, exchanges of shares or the like, such that, in each case the number or class of shares or other securities or property to be put by the Executive for the prices above indicated are the equivalent number into which 500,000 of the Executive's shares of the Company's common stock has been converted. This provision is intended to maintain the value of Executive's Put Option in the event of any dilution of the Company's stock. The operation of this provision should not result in a net gain or loss to either party with respect to the value of Executive's Put Option.

     SECTION VI.  ADDITIONAL COMPENSATION TO EXECUTIVE

The Company shall pay Executive the sum of $40,000.00 on January 2, 1997. The parties acknowledge that said payment may be deferred pursuant to a deferred compensation agreement to be mutually agreed between the parties. In the event that the parties fail to negotiate said deferred compensation agreement prior to December 31, 1996, then said payment shall be made as above indicated.

     SECTION VII. TERMINATION

A. Definitions. For purposes of this Agreement the following terms shall have the meanings set forth below.

1. Termination by the Company of Executive's Employment for "cause" shall mean termination by affirmative vote of the Board at a meeting of the Board called and held for such purpose (after reasonable notice to Executive and an opportunity for Executive to be heard before the Board), finding that in the good faith opinion of the Board, the Executive has: (1) engaged in misconduct involving a material violation of established Company rules or policies for the conduct of its employees including, but not limited to, theft, gross negligence, discriminatory conduct prohibited by Company policies, sexual harassment of an employee or a subordinate, or such other similar offense or offenses that would be grounds for discharge of an employee under Company rules or policies; (2) financial misconduct, including illegal insider trading of the Company's stock, embezzlement, using Company assets for unauthorized personal use resulting in a material loss to the Company; or material misrepresentation by Executive in reporting the financial affairs of the Company to outside authorities or to the Board; (3) willful and continued failure to substantially perform Executive's duties with the Company (other than due to physical or mental illness), if such failure is materially damaging or materially detrimental to the business and operations of the Company, provided that Executive shall have received written notice of such failure and have a reasonable opportunity to correct the alleged failure before termination for cause; or (4) Executive's conviction of a crime constituting a felony.

2. "Good Reason" shall mean, without Executive's express written consent, the occurrence of any of the following circumstances unless, in the case of Subsections (a) or (e), such circumstances are fully corrected prior to the Date of Termination specified in the Notice of Termination, as defined in Section
VIII, given in respect thereof:

(a) The failure of the Board of Directors of the Company to elect Executive as Chief Executive Officer of the Company or the assignment to Executive of any duties inconsistent with Executive's status as an executive officer of the Company or a substantial adverse alteration in the nature or status of Executive's responsibilities from those in effect upon the Effective Date;

(b) A reduction by the Company in Executive's annual base salary as in effect on the date hereof or as the same may be increased from time to time except for across-the-board salary reductions similarly affecting all executives of the Company;

(c) The relocation of the Company's principal executive offices where Executive is working upon the Effective Date to a location more than 50 miles therefrom or the Company's requiring Executive to be based anywhere other than the location of the Company's principal executive offices where
Executive was working upon the Effective Date except for required travel on the Company's business to an extent substantially consistent with Executive's present business travel obligations;

(d) The failure by the Company, without Executive's consent, to pay to Executive any portion of Executive's current compensation except pursuant to an across-the-board compensation deferral similarly affecting all executives of the Company;

(e) The failure by the Company to continue to provide Executive with benefits or arrangements (including, without limitation, life insurance, health, medical, dental, accident and disability plans or programs, income tax services, car allowances, and other fringe benefits) at least as favorable to those enjoyed by Executive upon the Effective Date, the taking of any action by the Company which would directly or indirectly materially reduce any of such benefits or deprive Executive of any material fringe benefit enjoyed by Executive upon the Effective Date, or the failure by the Company to provide Executive with the number of paid vacation days to which Executive is entitled on the basis of years of service with the Company in accordance with the Company's normal vacation policy in effect upon the Effective Date;

Upon occurrence of any of the foregoing events which Executive believes constitutes "good reason," Executive must notify the Company in writing within ten (10) days and give the Company thirty (30) days to cure or correct the alleged action or failure. After the expiration of thirty (30) days, Executive may quit for "good reason" by giving written notice within an additional thirty
(30) days.

3. "Disability" shall mean if, as a result of Executive's incapacity due to physical or mental illness, Executive shall have been absent from the full-time performance of Executive's duties with the Company for six consecutive months, and within thirty days after written notice of termination is given Executive shall not have returned to the full-time performance of Executive's duties. Any issue concerning the existence of Executive's Disability upon which Executive and the Company cannot agree shall be determined by a qualified physician selected jointly by the company and Executive and, if they cannot agree, each shall appoint a qualified physician and the two physicians shall meet and agree on a third qualified physician to determine the issue of Disability. Such physician shall consult with Executive and representatives of the Company designated by the Board to determine Executive's duties and then decide whether or not Executive is physically capable of or mentally competent to perform the essential functions of the position which he holds at the time. The determination of such physician made in writing to the Company and Executive shall be final and conclusive for purposes of this Agreement.

B.   Termination of Executive for Cause or by Executive Without Good
Reason. If the Company terminates Executive for Cause, or if Executive voluntarily terminates his performance of services to the Company without Good
Reason, then the Company's obligations to make any payments or provide any benefits to Executive, in respect of periods after such termination, automatically shall terminate and be forfeited, provided, however, the Executive shall be entitled to any and all vested rights under any profit sharing, pension or other employee benefit plan of the Company in accordance with the terms and provisions of such plans, and all deferred compensation payments previously agreed upon by Executive and the Company, if any.

C.   Termination With Good Reason or Without Cause.  By action of its
Board of Directors, the Company shall have the right to terminate Executive's employment with the Company at its sole discretion without any cause whatsoever, provided only that Executive shall receive the severance payments and benefits which he is entitled to under this Agreement for termination without cause
(subject to the Executive's signing a legal release as provided herein). Upon the termination of Executive's employment if such termination is (i) by the Company other than for Cause or Disability, or (ii) by Executive for Good Reason by voluntary resignation, then Executive shall be entitled to the benefits provided below:

1. The Company shall pay Executive's full base salary through the date of termination ("Termination Date") at the rate in effect at the time Notice of Termination is given, plus all other amounts to which Executive is entitled under any compensation or benefit plan of the Company, at the time such payments are due, including a lump sum cash payment for all unused vacation time which Executive has accrued as of the Termination Date;

2. In lieu of any further salary payments to Executive for periods subsequent to the Termination Date, the Company shall pay to Executive as severance pay a lump sum severance payment (the "Severance Payment") equal to two and one-half
(2-1/2) times either (i) the Annual Compensation (as defined below) which was payable to Executive by the Company for the year immediately preceding the Termination Date, or (ii) the average of the Annual Compensation which was payable to Executive by the Company for the three (3) years preceding the Termination Date, whichever is greater. Annual Compensation is Executive's base salary and any annual bonus that was paid to Executive by the Company, determined without any reduction for any deferrals of such salary or such bonus under any deferred compensation plan (qualified or unqualified) and without any reduction for any salary reductions used for making contributions to any group insurance plan of the Company or its affiliates.

The payments provided for in this subparagraph 2 shall be made not later than the tenth (10th) day following the Termination Date, provided, however, that if the amount of such payment cannot be finally determined on or before such day, the Company shall pay to Executive on such day an estimate, as determined in good faith by the Company, of the minimum amount of such payments and shall pay the remainder of such payments as soon as the amount thereof can be determined but in no event later than the thirtieth day after the Date of Termination. In the event that the amount of the estimated payments exceeds the amount subsequently determined to have been due, such excess shall constitute a loan by the Company to Executive payable on the tenth (10th) day after demand by the Company.

3. All of Executive's stock options for the purchase of the Company's stock not otherwise vested, or as many of the options as Executive elects, shall become immediately vested and shall be exercisable by Executive at any time during the term which ends thirty (30) months after the Termination Date, subject to Executive's execution of the legal release as provided in paragraph 7 below.

4. If Executive's employment shall be terminated as above set forth, then for a thirty-six (36) month period after such termination, the Company shall arrange to provide Executive with life, disability, and Supplemental Medical Expense
Reimbursement substantially similar to those which Executive is receiving immediately prior to the Notice of Termination. Benefits otherwise receivable by Executive pursuant to the previous sentence shall be reduced to the extent comparable benefits are actually received by Executive during the thirty-six (36) month period following Executive's termination, and any such benefits actually received by Executive shall be reported to the Company.

5. Executive shall not be required to mitigate the amount of any payment provided for in this Section by seeking other employment or otherwise, nor shall the amount of any payment or benefit provided for in this Section (other than Subsection 4) be reduced by any compensation earned by Executive as the result of employment by another employer, by retirement benefits, by offset against any amount claimed to be owed by Executive to the Company, or otherwise (except as specifically provided in this Section).

6. Notwithstanding anything contained in this Section to the contrary, in no event shall payments or benefits be made pursuant to subparagraphs 2 through 4 in an amount which shall result in such payments and benefits in the aggregate being deemed an "excess parachute payment" pursuant to Section 280G of the Internal
Revenue Code of 1986, as amended. In the event such payments and benefits in the aggregate are deemed to be an excess parachute payment by the independent auditors of the Company for the fiscal year immediately proceeding the Termination Date, then Executive shall have the right to identify which of such payments or benefits (or parts thereof) are to be eliminated so that those remaining in the aggregate do not constitute an excess parachute payment.

7. As a condition precedent of receiving any severance payments or benefits under this Agreement in connection with a termination for good reason or without cause, Executive shall sign an appropriate legal release agreeing not to bring any legal claims against the Company of whatever nature or kind in connection with his employment and separation from employment, except for benefits of employment, such as profit-sharing, pension or other employee benefit plans that by their terms have vested. The legal release shall surrender all of Executive's rights to bring any legal claim against the Company, other than for such vested rights, under any federal or state law, statute, or ordinance. Executive also agrees that he shall not be entitled to any termination payments or benefits if he exercises his right to revoke the legal release as provided by the Older
Workers Benefit Protection act.

     SECTION VIII.  TERMINATION NOTICE

Any purported termination of Executive's employment by the Company or by Executive shall be communicated by written Notice of Termination to the other party hereto in accordance with Section XII hereof. For purposes of this Agreement, a "Notice of Termination" shall mean a notice which shall indicate the specific termination provision in this Agreement relied upon and shall set forth in reasonable detail the facts and circumstances claimed to provide a basis for termination of Executive's employment under the provision so indicated, except if the Agreement is terminated by the Company without cause.

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

     SECTION X.  COVENANT NOT TO COMPETE

The Parties acknowledge that Executive's willingness to enter into this Agreement and to continue as an employee of the Company constitutes a material inducement to the Company's agreement to make payments to Executive as set forth herein including those to be made upon termination. The Parties further acknowledge that Executive's performance of all terms of this Agreement is necessary to protect the Company's legitimate business interests. Executive agrees, that, during the continuance of this Agreement and for a period of one (1) year following termination of Executive's employment with the Company under circumstances described in Section VII.C resulting in the payment to him of severance benefits as provided therein, he will not, on behalf of himself, or on behalf of any other person, company, corporation, partnership or other entity or enterprise, directly or indirectly, as an employee, proprietor, stockholder, partner, consultant, or otherwise, engage in any business or activity competitive with the business activities of the Company as they are now or hereafter undertaken by the Company during the term hereof anywhere that the Company then does business, or solicit.
recruit or hire any employee of the Company.

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

     SECTION XIV.  GOVERNING LAW

This Employment Agreement shall be governed by, and construed and enforced in accordance with, the laws of the State of Arizona.

     SECTION XVII.  SUCCESSORS; BINDING AGREEMENT

(a) The Company will require any successor (whether direct or indirect, by purchase, merger, consolidation or otherwise) to all or substantially all of the business and/or assets of the Company to expressly assume and agree to perform this Agreement in the same manner and to the same extent that the Company would be required to perform it if no such succession had taken place. Failure of the Company to obtain such assumption and agreement prior to the effectiveness of any such succession shall be a breach of this Agreement and shall entitle Executive to compensation from the Company in the same amount and on the same terms as Executive would be entitled to hereunder if Executive terminated Executive's employment voluntarily for Good Reason, except that for purposes of implementing the foregoing, the date on which any such succession becomes effective shall be deemed the Date of Termination. As used in this Agreement, "Company" shall mean the Company as hereinbefore defined and any successor to its business and/or assets as aforesaid which assumes and agrees to perform this Agreement by operation of law, or otherwise.

(b) This Agreement shall inure to the benefit of and be enforceable by Executive's personal or legal representatives, executors, administrators, successors, heirs, distributees, devises and legatees. If Executive should die while any amount would still be payable to Executive hereunder if Executive had continued to live, all such amounts, unless otherwise provided herein, shall be paid in accordance with the terms of this Agreement to Executive's devisee, legatee or other designee or, if there is no such designee, to Executive's estate.

     SECTION XVIII.  ARBITRATION

All claims, disputes and other matters in question between the parties, or between Executive and ACX, arising under this Agreement shall, unless otherwise provided herein, be decided by arbitration in Phoenix, Arizona, in accordance with the Model Employment Arbitration Procedures of the American Arbitration
Association (including such procedures governing selection of the specific arbitrator or arbitrators), unless the parties mutually agree otherwise. The
Company shall pay the administrative costs of the arbitration, but each party shall pay his and its own attorney's fees and costs. The award by the arbitrator or arbitrators shall be final, and judgment may be entered upon it in accordance with applicable law in any state or Federal court having jurisdiction thereof.


    IN WITNESS WHEREOF, the parties hereto have executed this Agreement effective as of the day and year first above written.

PHOTOCOMM, INC.
an Arizona corporation


By:
__________________________________
    Donald E. Anderson
    Chairman of the Board

7681 E. Gray Road
Scottsdale, Arizona 85260
_____________________________________
_
ROBERT R. KAUFFMAN

13670 N. 85th Place
Scottsdale, AZ 85260




ACX Technologies, Inc. executes this Agreement only for the purpose of obligating itself to purchase shares of common stock of the Company upon the Executive's exercise of his Put Option pursuant to Section V of the Agreement.

ACX TECHNOLOGIES, INC.
a Colorado corporation

By: _________________________________

   Its: _____________________________



EXHIBIT 10.11

     EXECUTIVE COMPENSATION AGREEMENT


     This Executive Compensation Agreement (this "Agreement"), is entered into as of the ___ day of November, 1996 ("Effective Date"), between PHOTOCOMM, INC., an Arizona corporation (the "Company"), and THOMAS C. LAVOY ("Executive"). The
Company and Executive are collectively referred to herein as the "Parties."  This
Agreement automatically shall supersede any agreement between the Company and Executive concerning Executive's employment by the Company.


     SECTION I. AGREEMENT OF THE PARTIES

The Company agrees to employ Executive and Executive agrees to serve in the employ of Company as follows:

(a)  Executive agrees to serve the Company in his present capacity as Chief
Financial Officer during the term of this Agreement. Executive further agrees to use his best efforts, and apply his skill and experience, to the proper performance of his duties hereunder and to the business and affairs of the Company. Executive agrees to serve the Company faithfully, diligently and to the best of his ability.

(b) The principal location from which Executive will serve the Company and perform his duties hereunder shall be Scottsdale, Arizona.

The Company shall compensate Executive for his services as provided herein.


     SECTION II. TERM OF EMPLOYMENT

Executive's employment shall commence under the terms of this Agreement on the Effective Date, and shall continue hereunder until December 31, 1999, unless this Agreement is terminated in accordance with Section VI. Notwithstanding the foregoing, the term of this Agreement shall automatically renew and extend for one additional year as of January 1 of each year, commencing January 1, 2000, unless either party gives written notice to the other party at least six (6) months prior to January 1 of any such year to the effect that this Agreement should not be further extended, in which event the term of this Agreement shall terminate upon the next succeeding December 31.


     SECTION III. COMPENSATION; BENEFITS

A. Base Compensation. Continuing from the Effective Date, the Company shall pay Executive a base annual salary of $97,000. Commencing upon January 1, 1997, the Company shall pay Executive a base annual salary of $115,000. Executive's base annual salary may be increased by the Company during the term of this Agreement based upon the Executive's and the Company's performance.
Notwithstanding the foregoing, in the case of substantial and persistent deterioration of the Company's performance, the Company may reduce Executive's base annual salary consistent with similar salary reductions of other Company officers until the Company's performance improves. Executive's base annual salary shall be paid by the Company in semi-monthly installments commensurate with the Company's normal employee pay days.

B. Incentive Compensation. The Company shall also provide Executive incentive compensation as follows:

1. Annual Cash Bonus. Executive shall be awarded an annual cash bonus based upon Company performance in an amount to be determined by the Board of Directors of the Company pursuant to this subparagraph. Prior to or shortly after the beginning of each fiscal year of the Company, Executive shall submit for Board approval his current fiscal year performance goals, including an operating plan and financial budget. Following the end of the fiscal year the Board shall determine the extent to which said goals have been achieved and the amount of the cash bonus based upon such performance.

2.  Annual Stock Option Grant.  For the Company's 1996 Employee Stock Option
Award Program Executive shall be granted non-qualified stock options to purchase 150,000 shares of the Company's common stock pursuant to the 1996
Stock Option Plan. The vesting of said option shares shall occur as follows: 18,750 shares as of January 1, 1997, an additional 37,500 shares as of January 1, 1998, an additional 56,250 shares as of January 1, 1999, and the final 37,500 shares as of January 1, 2000. The number of options for subsequent years of the term hereof shall be determined annually by the Board of Directors giving primary consideration to the number of options granted each prior year and Executive's contribution to Company performance. All of the options shall be at the then existing market price as determined by the Board, or an appropriate committee thereof, with an exercise term of 10 years. Executive's options shall have all rights and benefits related to stock options of the Company contemplated by the Employee Stock Option Plan of the Company.

C. Benefits. Executive shall have the right as an employee of the Company to participate in any profit sharing plan or any other fringe benefits offered by the Company to its employees as set forth in the Company's employee handbook, and compensation received by Executive hereunder shall be in addition to the foregoing except that the severance benefits set forth in this Agreement shall be exclusive.

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

     SECTION V.  CONTINUATION OF HEALTH INSURANCE BENEFITS

Coverage under the Group Health Plan shall continue during Executive's disabled status with the Company, and shall also continue in the event Executive should die during active or disabled status with the Company and be survived by a spouse for the benefit of the surviving spouse and dependent children for one year following Executive's death. In the event that Executive's, or Executive's spouse's and children's, participation in the Group Plan is not permitted following his disability, retirement or death under the general terms and provisions of the Group Plan, the Company shall arrange to provide Executive, or his spouse, with benefits substantially similar to those which would be available under such Plan.

     SECTION VI. TERMINATION

A. Definitions. For purposes of this Agreement the following terms shall have the meanings set forth below.

1. Termination by the Company of Executive's Employment for "Cause" shall mean termination by affirmative vote of the Board at a meeting of the Board called and held for such purpose (after reasonable notice to Executive and an opportunity for Executive to be heard before the Board), finding that in the good faith opinion of the Board, the Executive has: (1) engaged in misconduct involving a material violation of established Company rules or policies for the conduct of its employees including, but not limited to, theft, gross negligence, discriminatory conduct prohibited by Company policies, sexual harassment of an employee or a subordinate, or such other similar offense or offenses that would be grounds for discharge of an employee under Company rules or policies; (2) financial misconduct, including illegal insider trading of the Company's stock, embezzlement, using Company assets for unauthorized personal use resulting in a material loss to the Company; or material misrepresentation by Executive in reporting the financial affairs of the Company to outside authorities or to the Board; (3) willful and continued failure to substantially perform Executive's duties with the Company (other than due to physical or mental illness), if such failure is materially damaging or materially detrimental to the business and operations of the Company, provided that Executive shall have received written notice of such failure and have a reasonable opportunity to correct the alleged failure before termination for cause; or (4) Executive's conviction of a crime constituting a felony.

2. "Good Reason" shall mean, without Executive's express written consent, the occurrence of any of the following circumstances unless, in the case of Subsections (a) or (e), such circumstances are fully corrected prior to the Date of Termination specified in the Notice of Termination, as defined in Section VII, given in respect thereof:

(a) The failure of the Board of Directors of the Company to elect Executive as Chief Financial Officer of the Company or the assignment to Executive of any duties inconsistent with Executive's status as an executive officer of the Company or a substantial adverse alteration in the nature or status of Executive's responsibilities from those in effect upon the Effective Date;

(b) A reduction by the Company in Executive's annual base salary as in effect on the date hereof or as the same may be increased from time to time except for across-the-board salary reductions similarly affecting all executives of the Company and all executives of any person in control of the Company;

(c) The relocation of the Company's principal executive offices where Executive is working upon the Effective Date to a location more than 50 miles therefrom or the Company's requiring Executive to be based anywhere other than the location of the Company's principal executive offices where
Executive was working upon the Effective Date except for required travel on the Company's business to an extent substantially consistent with Executive's present business travel obligations;

(d) The failure by the Company, without Executive's consent, to pay to Executive any portion of Executive's current compensation except pursuant to an across-the-board compensation deferral similarly affecting all executives of the Company;

(e) The failure by the Company to continue to provide Executive with benefits or arrangements (including, without limitation, life insurance, health, medical, dental, accident and disability plans or programs, car allowances and other fringe benefits) at least as favorable to those enjoyed by Executive upon the Effective Date, the taking of any action by the Company which would directly or indirectly materially reduce any of such benefits or deprive Executive of any material fringe benefit enjoyed by Executive upon the Effective Date, or the failure by the Company to provide Executive with the number of paid vacation days to which Executive is entitled on the basis of years of service with the Company in accordance with the Company's normal vacation policy in effect upon the Effective Date;

Upon occurrence of any of the foregoing events which Executive believes constitutes "good reason," Executive must notify the Company in writing within ten (10) days and give the Company thirty (30) days to cure or correct the alleged action or failure. After the expiration of thirty (30) days, Executive may quit for "good reason" by giving written notice within an additional thirty
(30) days.

3. "Disability" shall mean if, as a result of Executive's incapacity due to physical or mental illness, Executive shall have been absent from the full-time performance of Executive's duties with the Company for six consecutive months, and within thirty days after written notice of termination is given Executive shall not have returned to the full-time performance of Executive's duties. Any issue concerning the existence of Executive's Disability upon which Executive and the Company cannot agree shall be determined by a qualified physician selected jointly by the company and Executive and, if they cannot agree, each shall appoint a qualified physician and the two physicians shall meet and agree on a third qualified physician to determine the issue of Disability. Such physician shall consult with Executive and representatives of the Company designated by the Board to determine Executive's duties and then decide whether or not Executive is physically capable of or mentally competent to perform the essential functions of the position which he holds at the time. The determination of such physician made in writing to the Company and Executive shall be final and conclusive for purposes of this Agreement.

B.   Termination of Executive for Cause or by Executive Without Good
Reason. If the Company terminates Executive for Cause, or if Executive voluntarily terminates his performance of services to the Company without Good
Reason, then the Company's obligations to make any payments or provide any benefits to Executive, in respect of periods after such termination, automatically shall terminate and be forfeited, provided, however, the Executive shall be entitled to any and all vested rights under any profit sharing, pension or other employee benefit plan of the Company in accordance with the terms and provisions of such plans, and all deferred compensation payments previously agreed upon by Executive and the Company, if any.

C.   Termination With Good Reason or Without Cause.  By action of its
Board of Directors, the Company shall have the right to terminate Executive's employment with the Company at its sole discretion without any cause whatsoever, provided only that Executive shall receive the severance payments and benefits which he is entitled to under this Agreement for termination without cause
(subject to the Executive's signing a legal release as provided herein). Upon the termination of Executive's employment if such termination is (i) by the Company other than for Cause or Disability, or (ii) by Executive for Good Reason by voluntary resignation, then Executive shall be entitled to the benefits provided below:

1. The Company shall pay Executive's full base salary through the date of termination ("Termination Date") at the rate in effect at the time Notice of Termination is given, plus all other amounts to which Executive is entitled under any compensation or benefit plan of the Company, at the time such payments are due, including a lump sum cash payment for all unused vacation time which Executive has accrued as of the Termination Date;

2. In lieu of any further salary payments to Executive for periods subsequent to the Termination Date, the Company shall pay to Executive as severance pay a lump sum severance payment (the "Severance Payment") equal to two (2) times either (i) the Annual Compensation (as defined below) which was payable to Executive by the Company for the year immediately preceding the Termination Date, or (ii) the average of the Annual Compensation which was payable to Executive by the Company for the three (3) years preceding the Termination Date, whichever is greater. Annual Compensation is Executive's base salary and any annual bonus that was paid to Executive by the Company, determined without any reduction for any deferrals of such salary or such bonus under any deferred compensation plan
(qualified or unqualified) and without any reduction for any salary reductions used for making contributions to any group insurance plan of the Company or its affiliates.

The payments provided for in this subparagraph 2, shall be made not later than the fifth day following the Termination Date.

3. All of Executive's stock options for the purchase of the Company's stock not otherwise vested, or as many of the options as Executive elects, shall become immediately vested and exercisable by Executive for a period of two (2) years following the Termination Date, subject to Executive's execution of a legal release as provided in paragraph 7 below.

4. If Executive's employment shall be terminated as above set forth, then for a twenty-four (24) month period after such termination, the Company shall arrange to provide Executive with life, disability, accident and health insurance benefits substantially similar to those which Executive is receiving immediately prior to the Notice of Termination. Benefits otherwise receivable by Executive pursuant to this Subsection 4 shall be reduced to the extent comparable benefits are actually received by Executive during the twenty-four (24) month period following Executive's termination, and any such benefits actually received by Executive shall be reported to the Company.

5. Executive shall not be required to mitigate the amount of any payment provided for in this Section by seeking other employment or otherwise, nor shall the amount of any payment or benefit provided for in this Section (other than Subsection 4) be reduced by any compensation earned by Executive as the result of employment by another employer, by retirement benefits, by offset against any amount claimed to be owed by Executive to the Company, or otherwise (except as specifically provided in this Section).

6. Notwithstanding anything contained in this Section to the contrary, in no event shall payments or benefits be made pursuant to subparagraphs 2 through 4 in an amount which shall result in such payments and benefits in the aggregate being deemed an "excess parachute payment" pursuant to Section 280G of the Internal
Revenue Code of 1986, as amended. In the event such payments and benefits in the aggregate are deemed to be an excess parachute payment by the independent auditors of the Company for the fiscal year immediately proceeding the Termination Date, then Executive shall have the right to identify which of such payments or benefits (or parts thereof) are to be eliminated so that those remaining in the aggregate do not constitute an excess parachute payment.

7. As a condition precedent of receiving any severance payments or benefits under this Agreement in connection with a termination for good reason or without cause, Executive shall sign an appropriate legal release agreeing not to bring any legal claims against the Company of whatever nature or kind in connection with his employment and separation from employment, except for benefits of employment, such as profit-sharing, pension or other employee benefit plans that by their terms have vested. The legal release shall surrender all of Executive's rights to bring any legal claim against the Company, other than for such vested rights, under any federal or state law, statute, or ordinance. Executive also agrees that he shall not be entitled to any termination payments or benefits if he exercises his right to revoke the legal release as provided by the Older
Workers Benefit Protection act.


     SECTION VII.  TERMINATION NOTICE

Any purported termination of Executive's employment by the Company or by Executive shall be communicated by written Notice of Termination to the other party hereto in accordance with Section XII hereof. For purposes of this Agreement, a "Notice of Termination" shall mean a notice which shall indicate the specific termination provision in this Agreement relied upon and shall set forth in reasonable detail the facts and circumstances claimed to provide a basis for termination of Executive's employment under the provision so indicated, except if the Agreement is terminated by the Company without cause.


     SECTION VIII.  CONFIDENTIALITY

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

     SECTION IX.  COVENANT NOT TO COMPETE

The Parties acknowledge that Executive's willingness to enter into this Agreement and to continue as an employee of the Company constitutes a material inducement to the Company's agreement to make payments to Executive as set forth herein including those to be made upon termination. The Parties further acknowledge that Executive's performance of all terms of this Agreement is necessary to protect the Company's legitimate business interests. Executive agrees, that, during the continuance of this Agreement and for a period of one (1) year following termination of Executive's employment with the Company under circumstances described in Section VI.C resulting in the payment to him of severance benefits as provided therein, he will not, on behalf of himself, or on behalf of any other person, company, corporation, partnership or other entity or enterprise, directly or indirectly, as an employee, proprietor, stockholder, partner, consultant, or otherwise, engage in any business or activity competitive with the business activities of the Company as they are now or hereafter undertaken by the Company during the term hereof anywhere that the Company then does business, or solicit, recruit or hire any employee of the Company.

     SECTION X.  DEDUCTIONS AND WITHHOLDING

Executive agrees that the Company and its affiliated companies shall withhold from any and all payments required to be made to Executive in accordance with this Agreement all federal, state, local and other taxes that the Company or any such affiliates determine are required to be withheld in accordance with applicable statutes and regulations from time to time in effect.

     SECTION XI.  NOTICES

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

     SECTION XII.  SEVERABILITY

If any provision of this Agreement or any part hereof is invalid, unlawful or incapable of being enforced by reason of any rule of law or public policy, all conditions and provisions of this Agreement which can be given effect without such invalid, unlawful or unenforceable provision shall, nevertheless, remain in full force and effect.

     SECTION XIII.  BOARD APPROVAL

By execution of this Agreement, the Company acknowledges that this Agreement has been reviewed and adopted by a resolution approved by a majority of the members of the Board of Directors of the Company.

     SECTION XIV.  COMPLETE UNDERSTANDING;
     PRIOR AGREEMENTS

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

     SECTION XV.  GOVERNING LAW

This Employment Agreement shall be governed by, and construed and enforced in accordance with, the laws of the State of Arizona.

     SECTION XVI.  SUCCESSORS; BINDING AGREEMENT

(a) The Company will require any successor (whether direct or indirect, by purchase, merger, consolidation or otherwise) to all or substantially all of the business and/or assets of the Company to expressly assume and agree to perform this Agreement in the same manner and to the same extent that the Company would be required to perform it if no such succession had taken place. Failure of the Company to obtain such assumption and agreement prior to the effectiveness of any such succession shall be a breach of this Agreement and shall entitle Executive to compensation from the Company in the same amount and on the same terms as Executive would be entitled to hereunder if Executive terminated Executive's employment voluntarily for Good Reason, except that for purposes of implementing the foregoing, the date on which any such succession becomes effective shall be deemed the Date of Termination. As used in this Agreement, "Company" shall mean the Company as hereinbefore defined and any successor to its business and/or assets as aforesaid which assumes and agrees to perform this Agreement by operation of law, or otherwise.

(b) This Agreement shall inure to the benefit of and be enforceable by Executive's personal or legal representatives, executors, administrators, successors, heirs, distributees, devises and legatees. If Executive should die while any amount would still be payable to Executive hereunder if Executive had continued to live, all such amounts, unless otherwise provided herein, shall be paid in accordance with the terms of this Agreement to Executive's devisee, legatee or other designee or, if there is no such designee, to Executive's estate.

     SECTION XVII.  ARBITRATION

All claims, disputes and other matters in question between the parties arising under this Agreement shall, unless otherwise provided herein, be decided by arbitration in Phoenix, Arizona, in accordance with the Model Employment
Arbitration Procedures of the American Arbitration Association (including such procedures governing selection of the specific arbitrator or arbitrators), unless the parties mutually agree otherwise. The Company shall pay the administrative costs of the arbitration, but each party shall pay his and its own attorney's fees and costs. The award by the arbitrator or arbitrators shall be final, and judgment may be entered upon it in accordance with applicable law in any state or Federal court having jurisdiction thereof.


   IN WITNESS WHEREOF, the parties hereto have executed this Agreement effective as of the day and year first above written.

PHOTOCOMM, INC.
an Arizona corporation


By:
__________________________________
    Robert R. Kauffman
    Chief Executive Officer

7681 E. Gray Road
Scottsdale, Arizona 85260
THOMAS C. LAVOY


29555 N. 69th Place
Cave Creek, AZ 85331






EXHIBIT 10.12

EXECUTIVE COMPENSATION AGREEMENT

This Executive Compensation Agreement (this "Agreement"), is entered into as of the day 20th of November 1996, between PHOTOCOMM, INC., an Arizona corporation
(the "Company"), and MYRON ANDURI ("Executive"). The Company and Executive are collectively referred to herein as the "Parties." This Agreement shall supersede any other agreement between the Company and Executive concerning Executive's employment by the Company, including the prior agreement between the parties effective September 1, 1996.

SECTION I. AGREEMENT OF THE PARTIES

The Company agrees to employ Executive and Executive agrees to serve in the employ of Company as follows:

(a) Executive agrees to serve as an officer of the Company during the term of this Agreement. Executive further agrees to use his best efforts and apply his skill and experience to the proper performance of his duties hereunder and to the business and affairs of the Company. Executive agrees to serve the Company faithfully, diligently and to the best of his ability.

(b) The principal location from which Executive will serve the Company and perform his duties hereunder shall be Scottsdale, Arizona.

(c) The term of this Agreement will be for three (3) years, unless extended in writing by the parties or terminated earlier as provided in Section IV.

SECTION II. COMPENSATION; BENEFITS

A. Base Compensation. Commencing with the 1997 calendar year, the Company shall pay Executive a base annual salary of $90,000. Executive's base annual salary may be increased by the Company during the term of this Agreement based upon the Executive's and the Company's performance. Notwithstanding the foregoing, in the case of substantial and persistent deterioration of the Company's performance, the Company may reduce Executive's base annual salary consistent with similar salary reductions of other Company officers until the Company's performance improves. Executive's base annual salary shall be paid by the Company in semi-monthly installments commensurate with the Company's normal employee pay days.

B. Incentive Compensation. The Company shall also provide Executive incentive compensation as follows:

l. Annual Cash Bonus. Executive may also earn a bonus based upon Company performance in an amount to be determined by the Board of Directors of the Company pursuant to this subparagraph. Prior to or shortly after the beginning of each fiscal year of the Company, Executive shall submit for Board approval his fiscal year performance goals, including an operating plan and financial budget.
Following the end of the fiscal year the Board shall determine the extent to which said goals have been achieved and the amount of the cash bonus based upon such performance.

2. Options. Executive will be eligible to participate in all the employee Stock
Option plans adopted by the Company for which he is eligible.

C. Supplemental Benefits. Nothing contained in this Section II shall affect or in any way limit Executive's rights as an employee of the Company to participate in any profit sharing plan, supplemental compensation arrangements or any other fringe benefits offered by the Company to its employees as set forth in the Company's employee handbook, except Executive shall receive only the amount of severance pay provided by this Agreement.

SECTION III. SALARY CONTINUATION UPON DISABILITY

In the event Executive shall, by reason of illness or other incapacity. become unable to perform the services agreed upon herein, the Company shall continue to compensate Executive for twelve (12) months commencing from the date of such illness or other incapacity at his base monthly salary less any amounts actually received by Executive from the disability insurance policies carried by the Company for the benefit of Executive pursuant to Section II.C above.

SECTION IV. TERMINATION

A. By the Company. The Company may terminate Executive's services under this Agreement at any time for any reason, provided only that if this Agreement is terminated by the Company without cause, Executive shall receive severance pay in an amount equal to his base annual salary for twenty-four (24) months.

As a condition of receiving severance pay under this Agreement, however, Executive shall sign an appropriate legal release agreeing not to bring any legal claims against the Company of whatever nature or kind in connection with his employment and separation from employment, except for vested rights under any profit sharing, pension or other employee benefit plan.

B. For Cause. Termination by the Company of Executive's employment for "cause" shall mean termination by affirmative vote of the Board at a meeting of the Board called and held for such purpose (after reasonable notice to Executive and an opportunity for Executive to be heard before the Board), finding that in the good faith opinion of the Board, the Executive has: (1) engaged in misconduct involving a material violation of established Company rules or policies for the conduct of its employees including, but not limited to, theft, gross negligence, discriminatory conduct prohibited by Company policies, sexual harassment of an employee or a subordinate, or such other similar offense or offenses that would be grounds for discharge of an employee under Company rules or policies; (2) financial misconduct, including illegal insider trading of the Company's stock embezzlement, using Company assets for unauthorized personal use resulting in a material loss to the Company; or material misrepresentation by Executive in reporting the financial affairs of the Company to outside authorities or to the Board; (3) willful and continued failure to substantially perform Executive's duties with the Company (other than due to physical or mental illness), if such failure is materially damaging or materially detrimental to the business and operations of the Company, provided that Executive shall have received written notice of such failure and have a reasonable opportunity to correct the alleged failure before termination for cause; or (4) Executive's conviction of a crime constituting a felony.

C. By Executive. Executive may terminate this Agreement for any reason by giving thirty (30) days advance written notice to the Company. In such event, the Company's obligations to make any payments or provide benefits to Executive in respect of periods after such termination automatically shall terminate and be forfeited, except as provided in paragraph D. below.

D. Other Payments. In the event Executive's employment pursuant to this Agreement is terminated for any reason, the Executive shall be entitled to any and all vested rights under any profit sharing, pension or other employee benefit plan of the Company in accordance with the terms and provisions of such plans.

E. Without Cause. In addition, the following provisions shall be effective if this Agreement is terminated by the Company without cause:

l. All of Executive's stock options for the purchase of the Company's stock or as many of the options as Executive elects, shall become immediately vested and exercisable by Executive. These options must be exercised within twelve (12) months of the date of termination.

2. If Executive's employment shall be terminated without cause, then for a twelve (12)-month period after such termination, the Company shall arrange to provide Executive with life, disability, accident and health insurance benefits substantially similar to those which Executive is receiving immediately prior to the Notice of Termination. Benefits otherwise receivable by Executive pursuant to this subsection shall be reduced to the extent comparable benefits are actually received by Executive during the twelve (12)-month period following Executive's termination, and any such benefits actually received by Executive shall be reported to the Company.

SECTION V. CONFIDENTIALITY

Executive agrees that, during the continuation of this Agreement and thereafter, he shall not (other than pursuant to his duties hereunder) disclose without the written consent of the Company, any material or substantial, confidential or proprietary know-how, data or information pertaining to the Company, or its business, personnel or plans, to any person, firm, corporation or other entity, for any reason or purpose whatsoever. Executive acknowledges and agrees that all memoranda, notes, records and other documents made or compiled by Executive or made available to Executive concerning the Company's business shall be the Company's exclusive property and shall be delivered by Executive to the Company upon expiration or termination of this Agreement or at any other time upon the request of the Company.

The provisions of this Section V shall survive the expiration or termination of this Agreement or any part thereof, without regard to the reason therefor.

SECTION VI. COVENANT NOT TO COMPETE

The Parties acknowledge that Executive's willingness to enter into this Agreement and to continue as an employee of the Company constitutes a material inducement to the Company's agreement to make payments to Executive as set forth herein, including those to be made upon termination. The Parties further acknowledge that Executive's performance of all terms of this Agreement is necessary to protect the Company's legitimate business interests. Executive agrees that during the continuance of this Agreement and for a period of twelve (12) months thereafter, he will not, on behalf of himself, or on behalf of any other person, company, corporation, partnership or other entity or enterprise, directly or indirectly, as an employee, proprietor, stockholder, partner, consultant, or otherwise, engage in any business or activity competitive with the business activities of the Company as they are now or hereafter undertaken by the Company.

SECTION VII. DEDUCTIONS AND WITHHOLDING

Executive agrees that the Company and its affiliated companies shall withhold from any and all payments required to be made to Executive in accordance with this Agreement, all federal, state, local and other taxes that the Company or any such affiliates determine are required to be withheld in accordance with applicable statutes and regulations from time to time in effect.

SECTION VIII. ARBITRATION

All claims, disputes ands other matters in question between the parties arising under this Agreement shall, unless otherwise provided herein, be decided by arbitration in Phoenix, Arizona, in accordance with the Model Employment
Arbitration Procedures of the American Arbitration Association (including such procedures governing selection of the specific arbitrator or arbitrators), unless the parties mutually agree otherwise. The Company shall pay the administrative costs of any such arbitration, but each party shall pay his or its own attorneys fees and costs incurred.

SECTION IX. NOTICES

All notices, requests, demands and other communications hereunder shall be in writing and shall be deemed given when delivered personally or when deposited in the U.S. Mail if sent by registered or certified mail, prepaid and return receipt requested, to the other party hereto at his or its mailing address as set forth on the signature page of this Agreement, and in the case of the Company, marked to the attention of Secretary. Either party may change the address to which such communications hereunder shall be sent by sending notice of such change to the other party as herein provided.

SECTION X. GOVERNING LAW

This Employment Agreement shall be governed by, and construed and enforced in accordance with, the laws of the State of Arizona.

IN WITNESS WHEREOF, the parties hereto have executed this Agreement effective as of the day and year first above written.

PHOTOCOMM, INC., an Arizona corporation

By:_______________________________________________    ________________________
Donald E. Anderson  Myron Anduri
Chairman of the Board

7861 E. Gray Road
Scottsdale, AZ 85260


EXHIBIT 10.13


EXECUTIVE COMPENSATION AGREEMENT

This Executive Compensation Agreement (this "Agreement"), is entered into as of the 20th day November of 1996, between PHOTOCOMM, INC., an Arizona corporation
(the "Company"), and DONALD E. ANDERSON ("Executive"). The Company and Executive are collectively referred to herein as the "Parties." This Agreement shall supersede any other agreement between the Company and Executive concerning
Executive's employment by the Company, including the prior agreement between the parties effective September 1, 1996.

SECTION I. AGREEMENT OF THE PARTIES

The Company agrees to employ Executive and Executive agrees to serve in the employ of Company as follows:

(a) Executive agrees to serve the Company as Chairman of the Board of Directors during the term of this Agreement. Executive further agrees to use his best efforts and apply his skill and experience to the proper performance of his duties thereunder and to the business and affairs of the Company. Executive agrees to serve the Company faithfully, diligently and to the best of his ability.

(b) The principal location from which Executive will serve the Company and perform his duties thereunder shall be Scottsdale, Arizona.

(c) The term of this Agreement will be for three (3) years, unless extended in writing by the parties or terminated earlier as provided in Section IV.

SECTION II. COMPENSATION; BENEFITS

A. Base Compensation. Commencing with the 1997 calendar year, the Company shall pay Executive a base annual salary of $24,000. Executive's base annual salary may be increased by the Company during the term of this Agreement based upon the Executive's and the Company's performance. Notwithstanding the foregoing, in the case of substantial and persistent deterioration of the Company's performance, the Company may reduce Executive's base annual salary consistent with similar salary reductions of other Company officers until the Company's performance improves. Executive's base annual salary shall be paid by the Company in semi-monthly installments commensurate with the Company's normal employee pay days.

B. Incentive Compensation. The Company shall also provide Executive incentive compensation as follows:

1. Annual Cash Bonus. Executive may also earn a bonus based upon Company performance in an amount to be determined by the Board of Directors of the Company pursuant to this subparagraph. Prior to or shortly after the beginning of each fiscal year of the Company, Executive shall submit for Board approval his fiscal year performance goals, including an operating plan and financial budget.
Following the end of the fiscal year the Board shall determine the extent to which said goals have been achieved and the amount of the cash bonus based upon such performance.

2. Options. Executive will be eligible to participate in all the employee Stock
Option plans adopted by the Company for which he is eligible.

SECTION III. SALARY CONTINUATION UPON DISABILITY

In the event Executive shall, by reason of illness or other incapacity, become unable to perform the services agreed upon herein, the Company shall continue to compensate Executive for twelve (12) months commencing from the date of such illness or other incapacity at his base monthly salary less any amounts actually received by Executive from the disability insurance policies carried by the Company for the benefit of Executive pursuant to Section II.C above.

SECTION IV. TERMINATION

A. By the Company. The Company may terminate Executive's services under this Agreement at any time for any reason, provided only that if this Agreement is terminated by the Company without cause, Executive shall receive severance pay in an amount equal to his base annual salary for twenty-four (24) months.

As a condition of receiving severance pay under this Agreement, however, Executive shall sign an appropriate legal release agreeing not to bring any legal claims against the Company of whatever nature or kind in connection with his employment and separation from employment, except for vested rights under any profit sharing, pension or other employee benefit plan.

B. For Cause. Termination by the Company of Executive's employment for "cause" shall mean termination by affirmative vote of the Board at a meeting of the Board called and held for such purpose (after reasonable notice to Executive and an opportunity for Executive to be heard before the Board), finding that in the good faith opinion of the Board, the Executive has: (1) engaged in misconduct involving a material violation of established Company rules or policies for the conduct of its employees including, but not limited to, theft, gross negligence, discriminatory conduct prohibited by Company policies, sexual harassment of an employee or a subordinate, or such other similar offense or offenses that would be grounds for discharge of an employee under Company rules or policies; (2) financial misconduct, including illegal insider trading of the Company's stock embezzlement, using Company assets for unauthorized personal use resulting in a material loss to the Company; or material misrepresentation by Executive in reporting the financial affairs of the Company to outside authorities or to the Board; (3) willful and continued failure to substantially perform Executive's duties with the Company (other than due to physical or mental illness), if such failure is materially damaging or materially detrimental to the business and operations of the Company, provided that Executive shall have received written notice of such failure and have a reasonable opportunity to correct the alleged failure before termination for cause; or (4) Executive's conviction of a crime constituting a felony.

C. By Executive. Executive may terminate this Agreement for any reason by giving thirty (30) days advance written notice to the Company. In such event, the Company's obligations to make any payments or provide benefits to Executive in respect of periods after such termination automatically shall terminate and be forfeited, except as provided in paragraph D. below.

D. Other Payments. In the event Executive's employment pursuant to this Agreement is terminated for any reason, the Executive shall be entitled to any and all vested rights under any profit sharing, pension or other employee benefit plan of the Company in accordance with the terms and provisions of such plans.

E. Without Cause. In addition, the following provisions shall be effective if this Agreement is terminated by the Company without cause:

l. All of Executive's stock options for the purchase of the Company's stock or as many of the options as Executive elects, shall become immediately vested and exercisable by Executive. These options must be exercised within twelve
(12)months of the date of termination.

SECTION V. CONFIDENTIALITY

Executive agrees that, during the continuation of this Agreement and thereafter, he shall not (other than pursuant to his duties hereunder) disclose without the written consent of the Company, any material or substantial, confidential or proprietary know-how, data or information pertaining to the Company, or its business, personnel or plans, to any person, firm, corporation or other entity, for any reason or purpose whatsoever. Executive acknowledges and agrees that all memoranda, notes, records and other documents made or compiled by Executive or made available to Executive concerning the Company's business shall be the Company's exclusive property and shall be delivered by Executive to the Company upon expiration or termination of this Agreement or at any other time upon the request of the Company. The provisions of this Section V shall survive the expiration or termination of this Agreement or any part thereof, without regard to the reason therefor.

SECTION VI. COVENANT NOT TO COMPETE

The Parties acknowledge that Executive's willingness to enter into this Agreement and to continue as an employee of the Company constitutes a material inducement to the Company's agreement to make payments to Executive as set forth herein, including those to be made upon termination. The Parties further acknowledge that Executive's performance of all terms of this Agreement is necessary to protect the Company's legitimate business interests. Executive agrees that during the continuance of this Agreement and for a period of twelve (12) months thereafter, he will not, on behalf of himself, or on behalf of any other person, company, corporation, partnership or other entity or enterprise, directly or indirectly, as an employee, proprietor, stockholder, partner, consultant, or otherwise, engage in any business or activity competitive with the business activities of the Company as they are now or hereafter undertaken by the Company.

SECTION VII. DEDUCTIONS AND WITHHOLDING

Executive agrees that the Company and its affiliated companies shall withhold from any and all payments required to be made to Executive in accordance with this Agreement, all federal, state, local and other taxes that the Company or any such affiliates determine are required to be withheld in accordance with applicable statutes and regulations from time to time in effect.

SECTION VIII. ARBITRATION

All claims, disputes ands other matters in question between the parties arising under this Agreement shall, unless otherwise provided herein, be decided by arbitration in Phoenix, Arizona, in accordance with the Model Employment
Arbitration Procedures of the American Arbitration Association (including such procedures governing selection of the specific arbitrator or arbitrators), unless the parties mutually agree otherwise. The Company shall pay the administrative costs of any such arbitration, but each party shall pay his or its own attorneys fees and costs incurred.

SECTION IX. NOTICES

All notices, requests, demands and other communications hereunder shall be in
writing and    shall be deemed given when delivered personally or when deposited in the U.S. Mail if sent by registered or certified mail, prepaid and return receipt requested, to the other party hereto at his or its mailing address as set forth on the signature page of this Agreement. and in the case of the
Company, marked to the attention of Secretary. Either party may change the address to which such communications hereunder shall be sent by sending notice of such change to the other party as herein provided.

SECTION X. GOVERNING LAW

This Employment Agreement shall be governed by, and construed and enforced in accordance with, the laws of the State of Arizona.

IN WITNESS WHEREOF, the parties hereto have executed this Agreement effective as of the day and year first above written.


PHOTOCOMM, INC., an Arizona corporation

By:_____________________________________
Donald E. Anderson

7861 E. Gray Road
Scottsdale, AZ 85260



EXHIBIT 10.14

EXECUTIVE COMPENSATION AGREEMENT

This Executive Compensation Agreement (this "Agreement"), is entered into as of the 20th day of November 1996, between PHOTOCOMM, INC., an Arizona corporation
(the "Company"), and ROBERT SPOTTS ("Executive"). The Company and Executive are collectively referred to herein as the "Parties." This Agreement shall supersede any other agreement between the Company and Executive concerning Executive's employment by the Company, including the prior agreement between the parties effective September 1, 1996.

SECTION I. AGREEMENT OF THE PARTIES

The Company agrees to employ Executive and Executive agrees to serve in the employ of Company as follows:

(a)Executive agrees to serve as an officer of the Company during the term of this Agreement. Executive further agrees to use his best efforts and apply his skill and experience to the proper performance of his duties hereunder and to the business and affairs of the Company. Executive agrees to serve the Company faithfully, diligently and to the best of his ability.

(b)The principal location from which Executive will serve the Company and perform his duties hereunder shall be Scottsdale, Arizona.

(c)The term of this Agreement will be for two (2) years, unless extended in writing by the parties or terminated earlier as provided in Section IV.

SECTION II. COMPENSATION; BENEFITS

A. Base Compensation. Commencing with the 1997 calendar year, the Company shall pay Executive a base annual salary of $78,000. Executive's base annual salary may be increased by the Company during the term of this Agreement based upon the Executive's and the Company's performance. Notwithstanding the foregoing, in the case of substantial and persistent deterioration of the Company's performance, the Company may reduce Executive's base annual salary consistent with similar salary reductions of other Company officers until the Company's performance improves. Executive's base annual salary shall be paid by the Company in semi-monthly installments commensurate with the Company's normal employee pay days.

B. Incentive Compensation. The Company shall also provide Executive incentive compensation as follows:

l. Annual Cash Bonus. Executive may also earn a bonus based upon Company performance in an amount to be determined by the Board of Directors of the Company pursuant to this subparagraph. Prior to or shortly after the beginning of each fiscal year of the Company, Executive shall submit for Board approval his fiscal year performance goals, including an operating plan and financial budget.
Following the end of the fiscal year the Board shall determine the extent to which said goals have been achieved and the amount of the cash bonus based upon such performance.

2. Options. Executive will be eligible to participate in all the employee Stock
Option plans adopted by the Company for which he is eligible.

C. Supplemental Benefits. Nothing contained in this Section II shall affect or in any way limit Executive's rights as an employee of the Company to participate in any profit sharing plan, supplemental compensation arrangements or any other fringe benefits offered by the Company to its employees as set forth in the Company's employee handbook, except Executive shall receive only the amount of severance pay provided by this Agreement.

SECTION III. SALARY CONTINUATION UPON DISABILITY

In the event Executive shall, by reason of illness or other incapacity, become unable to perform the services agreed upon herein, the Company shall continue to compensate Executive for twelve (12) months commencing from the date of such illness or other incapacity at his base monthly salary less any amounts actually received by Executive from the disability insurance policies carried by the Company for the benefit of Executive pursuant to Section II.C above.

SECTION IV. TERMINATION

A. By the Company. The Company may terminate Executive's services under this Agreement at any time for any reason, provided only that if this Agreement is terminated by the Company without cause, Executive shall receive severance pay in an amount equal to his base annual salary for twelve (12) months.

As a condition of receiving severance pay under this Agreement, however, Executive shall sign an appropriate legal release agreeing not to bring any legal claims against the Company of whatever nature or kind in connection with his employment and separation from employment. Except for vested rights under any profit sharing, pension or other employee benefit plan.

B. For Cause. Termination by the Company of Executive's employment for "cause" shall mean termination by affirmative vote of the Board at a meeting of the Board called and held for such purpose (after reasonable notice to Executive and an opportunity for Executive to be heard before the Board), finding that in the good faith opinion of the Board, the Executive has: (1) engaged in misconduct involving a material violation of established Company rules or policies for the conduct of its employees including, but not limited to, theft, gross negligence, discriminatory conduct prohibited by Company policies, sexual harassment of an employee or a subordinate, or such other similar offense or offenses that would be grounds for discharge of an employee under Company rules or policies; (2) financial misconduct, including illegal insider trading of the Company's stock embezzlement, using Company assets for unauthorized personal use resulting in a material loss to the Company; or material misrepresentation by Executive in reporting the financial affairs of the Company to outside authorities or to the Board; (3) willful and continued failure to substantially perform Executive's duties with the Company (other than due to physical or mental illness), if such failure is materially damaging or materially detrimental to the business and operations of the Company, provided that Executive shall have received written notice of such failure and have a reasonable opportunity to correct the alleged failure before termination for cause; or (4) Executive's conviction of a crime constituting a felony.

C. By Executive. Executive may terminate this Agreement for any reason by giving thirty (30) days advance written notice to the Company. In such event, the Company's obligations to make any payments or provide benefits to Executive in respect of periods after such termination automatically shall terminate and be forfeited, except as provided in paragraph D. below.

D. Other Payments. In the event Executive's employment pursuant to this Agreement is terminated for any reason, the Executive shall be entitled to any and all vested rights under any profit sharing, pension or other employee benefit plan of the Company in accordance with the terms and provisions of such plans.

E. Without Cause. In addition, the following provisions shall be effective if this Agreement is terminated by the Company without cause:

l. All of Executive's stock options for the purchase of the Company's stock or as many of the options as Executive elects, shall become immediately vested and exercisable by Executive. These options must be exercised within twelve (12) months of the date of termination.

2. If Executive's employment shall be terminated without cause, then for a twelve
(12)-month period after such termination, the Company shall arrange to provide
Executive with life, disability, accident and health insurance benefits substantially similar to those which Executive is receiving immediately prior to the Notice of Termination. Benefits otherwise receivable by Executive pursuant to this subsection shall be reduced to the extent comparable benefits are actually received by Executive during the twelve (12)-month period following Executive's termination, and any such benefits actually received by Executive shall be reported to the Company.

SECTION V. CONFIDENTIALITY

Executive agrees that, during the continuation of this Agreement and thereafter, he shall not (other than pursuant to his duties hereunder) disclose without the written consent of the Company, any material or substantial, confidential or
proprietary know-how, data or information pertaining   to the Company, or its
business, personnel or plans, to any person, firm, corporation or other entity, for any reason or purpose whatsoever. Executive acknowledges and agrees that all memoranda,
notes, records and other documents made or compiled by Executive or made available to Executive concerning the Company's business shall be the Company's exclusive property and shall be delivered by Executive to the Company upon expiration or termination of this Agreement or at any other time upon the request of the Company.

The provisions of this Section V shall survive the expiration or termination of this Agreement or any part thereof, without regard to the reason therefor.

SECTION VI. COVENANT NOT TO COMPETE

The Parties acknowledge that Executive's willingness to enter into this Agreement and to continue as an employee of the Company constitutes a material inducement to the Company's agreement to make payments to Executive as set forth herein, including those to be made upon termination. The Parties further acknowledge that Executive's performance of all terms of this Agreement is necessary to protect the Company's legitimate business interests. Executive agrees that during the continuance of this Agreement and for a period of six (6) months thereafter, he will not, on behalf of himself, or on behalf of any other person, company, corporation, partnership or other entity or enterprise, directly or indirectly, as an employee, proprietor, stockholder, partner, consultant, or otherwise, engage in any business or activity competitive with the business activities of the Company as they are now or hereafter undertaken by the Company.

SECTION VII. DEDUCTIONS AND WITHHOLDING

Executive agrees that the Company and its affiliated companies shall withhold from any and all payments required to be made to Executive in accordance with this Agreement. all federal, state, local and other taxes that the Company or any such affiliates determine are required to be withheld in accordance with applicable statutes and regulations from time to time in effect.

SECTION VIII. ARBITRATION

All claims, disputes ands other matters in question between the parties arising under this Agreement shall, unless otherwise provided herein, be decided by arbitration in Phoenix, Arizona, in accordance with the Model Employment
Arbitration Procedures of the American Arbitration Association (including such procedures governing selection of the specific arbitrator or arbitrators), unless the parties mutually agree otherwise. The Company shall pay the administrative costs of any such arbitration, but each party shall pay his or its own attorneys fees and costs incurred.

SECTION IX. NOTICES

All notices, requests, demands and other communications hereunder shall be in writing and shall be deemed given when delivered personally or when deposited in the U.S. Mail if sent by registered or certified mail, prepaid and return receipt requested, to the other party hereto at his or its mailing address as set forth on the signature page of this Agreement, and in the case of the Company, marked to the attention of Secretary. Either party may change the address to which such communications hereunder shall be sent by sending notice of such change to the other party as herein provided.

SECTION X. GOVERNING LAW

This Employment Agreement shall be governed by, and construed and enforced in accordance with, the laws of the State of Arizona.

IN WITNESS WHEREOF, the parties hereto have executed this Agreement effective as of the day and year first above written.

PHOTOCOMM, INC., an Arizona corporation

By:_______________________________________     _______________________
Donald E. Anderson                             Robert Spotts
Chairman of the Board

7861 E. Gray Road
Scottsdale, AZ 85260


EXHIBIT 10.15

EXECUTIVE COMPENSATION AGREEMENT

This Executive Compensation Agreement (this "Agreement"), is entered into as of the 20th day of November 1996, between PHOTOCOMM, INC., an Arizona corporation
(the "Company"), and RONALD KENEDI ("Executive"). The Company and Executive are collectively referred to herein as the "Parties." This Agreement shall supersede any other agreement between the Company and Executive concerning Executive's employment by the Company, including the prior agreement between the parties effective September 1, 1996.

SECTION I. AGREEMENT OF THE PARTIES

The Company agrees to employ Executive and Executive agrees to serve in the employ of Company as follows:

(a)Executive agrees to serve as an officer of the Company during the term of this Agreement. Executive further agrees to use his best efforts and apply his skill and experience to the proper performance of his duties hereunder and to the business and affairs of the Company. Executive agrees to serve the Company faithfully, diligently and to the best of his ability.

(b)The principal location from which Executive will serve the Company and perform his duties hereunder shall be Scottsdale, Arizona.

(c)The term of this Agreement will be for two (2) years, unless extended in writing by the parties or terminated earlier as provided in Section IV

SECTION II. COMPENSATION; BENEFITS

A. Base Compensation. Commencing with the 1997 calendar year. the Company shall pay Executive a base annual salary of $78,000. Executive's base annual salary may be increased by the Company during the term of this Agreement based upon the Executive's and the Company's performance. Notwithstanding the foregoing, in the case of substantial and persistent deterioration of the Company's performance, the Company may reduce Executive's base annual salary consistent with similar salary reductions of other Company officers until the Company 's performance improves. Executive's base annual salary shall be paid by the Company in semi-monthly installments commensurate with the Company's normal employee pay days.

B. Incentive Compensation. The Company shall also provide Executive incentive compensation as follows:

l. Annual Cash Bonus. Executive may also earn a bonus based upon Company performance in an amount to be determined by the Board of Directors of the Company pursuant to this subparagraph. Prior to or shortly after the beginning of each fiscal year of the Company, Executive shall submit for Board approval his fiscal year performance goals, including an operating plan and financial budget.
Following the end of the fiscal year the Board shall determine the extent to which said goals have been achieved and the amount of the cash bonus based upon such performance.

2. Options. Executive will be eligible to participate in all the employee Stock
Option plans adopted by the Company for which he is eligible.

C. Supplemental Benefits. Nothing contained in this Section II shall affect or in any way limit Executive's rights as an employee of the Company to participate in any profit sharing plan, supplemental compensation arrangements or any other fringe benefits offered by the Company to its employees as set forth in the Company's employee handbook, except Executive shall receive only the amount of severance pay provided by this Agreement.

SECTION III. SALARY CONTINUATION UPON DISABILITY

In the event Executive shall, by reason of illness or other incapacity, become unable to perform the services agreed upon herein, the Company shall continue to compensate Executive for twelve (12) months commencing from the date of such illness or other incapacity at his base monthly salary less any amounts actually received by Executive from the disability insurance policies carried by the Company for the benefit of Executive pursuant to Section II.C above.

SECTION IV. TERMINATION

A. By the Company. The Company may terminate Executive's services under this Agreement at any time for any reason, provided only that if this Agreement is terminated by the Company without cause, Executive shall receive severance pay in an amount equal to his base annual salary for twelve (12) months.

As a condition of receiving severance pay under this Agreement, however, Executive shall sign an appropriate legal release agreeing not to bring any legal claims against the Company of whatever nature or kind in connection with his employment and separation from employment, except for vested rights under any profit sharing, pension or other employee benefit plan.

B. For Cause. Termination by the Company of Executive's employment for "cause" shall mean termination by affirmative vote of the Board at a meeting of the Board called and held for such purpose (after reasonable notice to Executive and an opportunity for Executive e to be heard before the Board), finding that in the good faith opinion of the Board, the Executive e has: (1) engaged in misconduct involving a material violation of established Company rules or policies for the conduct of its employees including, but not limited to, theft, gross negligence, discriminatory conduct prohibited by Company policies, sexual harassment of an employee or a subordinate, or such other similar offense or offenses that would be grounds for discharge of an employee under Company rules or policies; (2) financial misconduct, including illegal insider trading of the Company's stock embezzlement, using Company assets for unauthorized personal use resulting in a material loss to the Company; or material misrepresentation by Executive in reporting the financial affairs of the Company to outside authorities or to the Board; (3) willful and continued failure to substantially perform Executive's duties with the Company (other than due to physical or mental illness), if such failure is materially damaging or materially detrimental to the business and operations of the Company, provided that Executive shall have received written notice of such failure and have a reasonable opportunity to correct the alleged failure before termination for cause; or (4) Executive's conviction of a crime constituting a felony.

C. By Executive. Executive may terminate this Agreement for any reason by giving thirty (30) days advance written notice to the Company. In such event, the Company's obligations to make any payments or provide benefits to executive in respect of periods after such termination automatically shall terminate and be forfeited, except as provided in paragraph D. below.

D. Other Payments. In the event Executive's employment pursuant to this Agreement is terminated for any reason, the Executive shall be entitled to any and all vested rights under any profit sharing, pension or other employee benefit plan of the Company in accordance with the terms and provisions of such plans.

E. Without Cause. In addition, the following provisions shall be effective if this Agreement is terminated by the Company without cause:

l. All of Executive's stock options for the purchase of the Company's stock or as many of the options as Executive elects, shall become immediately vested and exercisable by Executive. These options must be exercised within twelve
(12)months of the date of termination.

2. If Executive's employment shall be terminated without cause, then for a twelve (12)-month period after such termination, the Company shall arrange to provide Executive with life, disability, accident and health insurance benefits substantially similar to those which Executive is receiving immediately prior to the Notice of Termination. Benefits otherwise receivable by Executive pursuant to this subsection shall be reduced to the extent comparable benefits are actually received by Executive during the twelve (12)-month period following Executive's termination, and any such benefits actually received by Executive shall be reported to the Company.

SECTION V. CONFIDENTIALITY

Executive agrees that, during the continuation of this Agreement and thereafter, he shall not (other than pursuant to his duties hereunder) disclose without the
written consent of the Company,    any material or substantial, confidential or
proprietary know-how, data or information pertaining   to the Company, or its
business, personnel or plans, to any person, firm, corporation or other entity, for any reason or purpose whatsoever. Executive acknowledges and agrees that all memoranda, notes, records and other documents made or compiled by Executive or made available to Executive concerning the Company's business shall be the
Company's exclusive property and shall be delivered by Executive to the Company upon expiration or termination of this Agreement or at any other time upon the request of the Company.

The provisions of this Section V shall survive the expiration or termination of this Agreement or any part thereof, without regard to the reason therefor.

SECTION VI. COVENANT NOT TO COMPETE

The Parties acknowledge that Executive's willingness to enter into this Agreement and to continue as an employee of the Company constitutes a material inducement to the Company's agreement to make payments to Executive as set forth herein, including those to be made upon termination. The Parties further acknowledge that Executive's performance of all terms of this Agreement is necessary to protect the Company's legitimate business interests. Executive agrees that during the continuance of this Agreement and for a period of six (6) months thereafter, he will not, on behalf of himself, or on behalf of any other person, company, corporation, partnership or other entity or enterprise, directly or indirectly, as an employee, proprietor, stockholder, partner, consultant, or otherwise, engage in any business or activity competitive with the business activities of the Company as they are now or hereafter undertaken by the Company.

SECTION VII. DEDUCTIONS AND WITHHOLDING

Executive agrees that the Company and its affiliated companies shall withhold from any and all payments required to be made to Executive in accordance with this Agreement, all federal, state, local and other taxes that the Company or any such affiliates determine are required to be withheld in accordance with applicable statutes and regulations from time to time in effect.

SECTION VIII. ARBITRATION

All claims, disputes ands other matters in question between the parties arising under this Agreement shall, unless otherwise provided herein, be decided by arbitration in Phoenix, Arizona, in accordance with the Model Employment
Arbitration Procedures of the American Arbitration Association (including such procedures governing selection of the specific arbitrator or arbitrators). Unless the parties mutually agree otherwise. The Company shall pay the administrative costs of any such arbitration, but each party shall pay his or its own attorneys fees and costs incurred.

SECTION IX. NOTICES

All notices, requests, demands and other communications hereunder shall be in writing and shall be deemed given when delivered personally or when deposited in the U.S. Mail if sent by registered or certified mail, prepaid and return receipt requested, to the other party hereto at his or its mailing address as set forth on the signature page of this Agreement, and in the case of the Company, marked to the attention of Secretary. Either party may change the address to which such communications hereunder shall be sent by sending notice of such change to the other party as herein provided.

SECTION X. GOVERNING LAW

This Employment Agreement shall be governed by, and construed and enforced in accordance with, the laws of the State of Arizona.

IN WITNESS WHEREOF, the parties hereto have executed this Agreement effective as of the day and year first above written.

PHOTOCOMM, INC., an Arizona corporation

By:__________________________________              ___________________________
Donald E. Anderson                                 Ronald Kenedi
Chairman of the Board

7861 E. Gray Road
Scottsdale, AZ 85260



EXHIBIT 10.16

STOCK PURCHASE AGREEMENT

Stock Purchase Agreement (the "Agreement") dated November 15, 1996, among Golden
Technologies Company, Inc., a Colorado corporation ("GTC"), The New World Power
Corporation, a Delaware corporation ("NWP"), and Photocomm, Inc., an Arizona corporation (the "Company").

                              RECITALS

A.     NWP owns 6,612,447 shares of the outstanding common stock $.10 par value
(the "NWP Stock") of the Company. NWP desires to sell and GTC desires to purchase the NWP Stock upon and subject to the terms and conditions set forth herein.

B. The Company desires to grant to GTC the right to purchase 2,000,000 shares of common stock (the "Company Stock") of the Company from the Company and, at its election, from certain shareholders of the Company, upon and subject to the terms and conditions set forth herein. The Company acknowledges that it would benefit from having GTC as a significant shareholder of the Company.

C.     NWP and GTC entered into a Stock Purchase Agreement dated as of August 16,
1996.  This Agreement supersedes that agreement in its entirety, and the August
26 agreement, the conditions to closing under which were not satisfied, is terminated.

D. NWP, GTC and the Company are involved in litigation (the "Litigation") concerning certain actions of the Company's Board of Directors on September 16, 1996. All the parties desire to settle and dismiss the Litigation at the time of closing the transactions described in this Agreement.

E. The shares of NWP Stock and Company Stock are referred to in this Agreement as the "Stock."

                               AGREEMENT

In consideration of and subject to the mutual agreements, terms and conditions herein contained, the parties agree as follows:


                               ARTICLE I

                      PURCHASE AND SALE OF STOCK

1.1 Purchase and Sale, Closing - By the Company. At the Closing (as defined below), the Company will issue to GTC Company Stock at a price per Share of $2.75
(the "Per Share Price"). The Company may, at its election, proportionately reduce its obligation to issue and sell Company Stock by substituting up to an aggregate of 1,000,000 shares of common stock owned by senior executives of the Company and Programmed Land, Inc. (collectively the "Shareholders"), provided the
Shareholders enter into appropriate agreements with GTC providing the warranties set forth in Section 2.3, 2.4 and 2.5 below as to themselves and as to the Stock being sold by them. Upon such substitution of shares owned by Shareholders, the substituted shares of common stock shall be deemed to be included in the term
"Company Stock." At Closing the aggregate Per Share Price shall be paid in immediately available funds to the Company and the Shareholders, as applicable.

1.2     Purchase and Sale, Closing - By NWP.  At the Closing (as defined below),
NWP will sell and deliver all and not less than all of the NWP Stock to GTC by the delivery of certificates evidencing such shares, in good delivery form and duly endorsed for transfer or accompanied by duly signed stock powers with signature guarantees in exchange for a payment of $11,292,500 for the NWP Stock in immediately available funds. At the Closing, GTC will also pay or reimburse
NWP for the reasonable expenses of its counsel incurred in the Litigation.

1.3     Closing.  The closing ("Closing") of the sale and purchase of the Stock
(the "Transactions") shall take place at the offices of Holme Roberts & Owen LLP, 1700 Lincoln Street, Suite 4100, Denver, Colorado at 10:00 a.m. (Denver time) on
November 21, 1996, or the earliest practicable date thereafter after the conditions set forth in Article IX are satisfied or waived, or at such other place, time and date as the parties hereto may agree upon (the "Closing Date").

                              ARTICLE II

            REPRESENTATIONS AND WARRANTIES OF THE COMPANY

The Company represents and warrants to GTC as follows:

2.1 Organization and Qualification. The Company is a corporation duly organized, validly existing and in good standing under the laws of the State of Arizona with corporate power and authority to own, operate and lease its properties and to carry on its business as now conducted.

2.2     Authorized Shares.  The Company's authorized capital consists of
25,000,000 shares of common stock, $.10 par value, of which 14,272,759 shares are issued and outstanding and 4,024,673 of which are reserved for issuance in connection with existing options and other obligations to issue shares, and 5,000,000 shares of preferred stock, $.001 par value, of which 109,972 shares of Series A are outstanding and of which 60,965 shares of Series AA are outstanding.

2.3 Title. The sale of the Company Stock and the delivery of the certificates representing the Company Stock pursuant to this Agreement will transfer to GTC good and marketable title to such Company Stock free and clear of all liens, claims, charges, encumbrances or rights or interests of others whatsoever.

2.4 Authority. The Company has the full right, power and authority to enter into this Agreement and a waiver of certain rights of first refusal with respect to the purchase of the NWP Stock (the "Waiver") and this Agreement and the Waiver constitute valid and binding obligations on the Company's part enforceable against the Company in accordance with their terms, except as such enforcement may be limited by bankruptcy, insolvency or similar laws affecting the rights of creditors generally or by general equitable principles.

2.5 Noncontravention. The execution, delivery and performance of this Agreement will not, with or without the giving of notice or the passage of time
(i) violate any judgment, injunction or order of any court, arbitrator or governmental agency or law applicable to the Company, or (ii) conflict with, result in the breach of any provision of constitute a default under or result in rights under any agreement or instrument to which the Company is a party or by which the Company may be bound, assuming due compliance with that Stock Purchase
Agreement dated as of October 1993 among NWP, the Company, Westinghouse Electric
Corporation, Programmed Land, Inc. and Robert R. Kauffman (the "Pcomm Stock
Agreement") if required.

2.6     Control Shares and Business Combination Statutes Not Applicable.  The
Company has duly taken any and all necessary action such that the Company is not subject to or governed by Arizona Revised Statutes ("ARS") 10-2721 through 2727
("CS/BC Provisions"), and a Company board of directors committee properly formed and constituted pursuant to ARS 10-2741(D) has duly approved (or, prior to the Closing Date, will have duly approved) ACX Technologies, Inc., a Colorado corporation ("ACX") and parent of GTC, GTC and any other "subsidiary" of ACX hereafter acquiring shares of Company capital stock as "interested shareholders" of the Company such that ARS 10-2741 and 2742 (also "CS/BC Provisions") do not govern or apply to any transaction involving any such "interested shareholder" and constituting a "business combination." Terms appearing in quotation marks in the preceding sentence have the definitions prescribed by ARS 10-2701.

2.7     Articles and Bylaws.  The Company's current Articles of Incorporation and
Bylaws are attached hereto as Exhibit 2.7.

2.8 Conduct of Business. Since May 31, 1996, except for matters disclosed in writing to GTC or ACX, the business of the Company has been conducted in the ordinary course. Without limiting the generality of the preceding sentence, since May 31, 1996, none of the Company or any subsidiary of the Company has (i) declared or paid any dividend, (ii) issued any equity security or rights to acquire any equity security, (iii) suffered any material adverse change in its business or prospects (financial or otherwise), (iv) entered into any material transaction that was not in the ordinary course, (v) changed the compensation of any executive, except as disclosed to GTC, (vi) become aware of any claim against the Company or a subsidiary, which if decided adversely to the Company or such subsidiary would have a material adverse effect on the Company on a consolidated basis, or (vii) entered into any material contract.

2.9 Financial Statements. The unaudited consolidated balance sheet of the Company as at May 31, 1996, (the "Balance Sheet Date"), and the related consolidated statements of income, stockholders' equity and changes in financial position of the Company for the period then ended fairly present (i) the consolidated financial position of the Company as of the respective date of such balance sheets and (ii) the results of the consolidated operations of the Company for the fiscal periods ended on such dates, all in conformity with generally accepted accounting principles applied on a consistent basis.

2.10     Disclosure.  All filings by the Company with the Securities and Exchange
Commission pursuant to the Securities Exchange Act of 1934 (including all exhibits and schedules thereto and documents incorporated by reference therein)
("Company Filings") have been and will be timely filed and did not and will not prior to Closing contain any untrue statement of a material fact or omit to state a material fact required to be stated therein or necessary in order to make the statements made, in light of the circumstances under which they were made, not misleading. All information and documents provided prior to the date of this Agreement and all information and documents subsequently provided by the Company, its agents, officers, directors and employees, to GTC or its representatives, by or on behalf of the Company are or contain or will be (or will contain as to subsequently provided information or documents) true, accurate and complete information with respect to the subject matter thereof and are, or will be as to subsequently provided information or documents, fully responsive to any specific request made by or on behalf of GTC or its representatives.

2.11 No Other Agreements. The Company has no agreements with respect to its equity securities except the Pcomm Stock Agreement, this Agreement, certain employee stock option agreements and a waiver of certain rights under the Pcomm
Stock Agreement.

2.12 No Brokers. The Company has not entered into any agreement with any person, firm or corporation for the payment of any commission, brokerage or "finders fee" in connection with the transactions contemplated hereunder.

                            ARTICLE III

              REPRESENTATIONS AND WARRANTIES OF NWP

NWP represents and warrants to GTC as follows:

3.1 Organization and Qualification. NWP is a corporation duly organized, validly existing and in good standing under the laws of the State of Delaware with corporate power and authority to own, operate and lease its properties and to carry on its business as now conducted.

3.2 Authorization of Agreement - No Violation - No Consents. Except as provided in this Section 3.2, NWP has full power and authority to sell the NWP
Stock and has the capacity and authority to enter into this agreement and to make the representations, warranties, covenants and agreements made herein. Neither the execution or delivery of this Agreement nor the consummation of the transactions contemplated herein will conflict with or result in a breach, default or violation of any agreement, document, instrument, judgment, decree, order, governmental permit, certificate, license, law, statute, rule or regulation by which NWP is bound or affected. Except for compliance with such agreements and necessary filings under the Hart-Scott-Rodino Antitrust
Improvements Act of 1976 (the "Hart-Scott Act"), no consent, notice, action, approval or authorization of, or registration, declaration or filing with, any governmental department, commission, agency or other instrumentality or any other person or entity is required to authorize, or its otherwise required in connection with the execution and delivery of this Agreement by NWP or its performance of the terms of this Agreement by NWP or the validity or enforceability of this Agreement against NWP.

3.3 Brokerage Agreements. NWP has not entered (directly or indirectly) into any agreement with any person, firm or corporation for the payment of any commission, brokerage or "finder's fee" in connection with the transactions contemplated herein that could under any circumstances be the obligation of GTC or any of its affiliated companies.

3.4 No Default. Neither the execution nor delivery of this Agreement nor the consummation of the transactions contemplated herein will (a) conflict with or result in a breach, default or violation of (i) any of the terms, provisions or conditions of the Certificate of Incorporation or Bylaws of NWP or (ii) any agreement, document, instrument, judgment, decree, order, governmental permit, certificate, license, law, statute, rule or regulation to which NWP is a party or to which it is subject, or (b) result in the creation of any lien, charge or other encumbrance on any property or assets of NWP, or (c) require NWP to obtain the consent of any private non-governmental third party, or (d) be subject to any right of first refusal, first offer or other right except under the Pcomm Stock
Agreement (which rights have been validly waived subject only to the payment of sums, if any, described in such waiver). Notwithstanding the preceding provisions of this Section 3.4, consents of certain of NWP's lenders are required to consummate the transactions.

3.5 Company Filings. To the knowledge of NWP, the Company Filings (including all exhibits and schedules thereto and documents incorporated by reference therein) did not contain any untrue statement of a material fact or omit to state a material fact required to be stated therein or necessary in order to make the statements made, in light of the circumstances under which they were made, not misleading.

3.6 Title. The sale of the NWP Stock and the delivery of the certificates representing the NWP Stock pursuant to this Agreement will transfer to GTC good and marketable title to the NWP Stock free and clear of all liens, claims, charges, encumbrances as rights or interests of others whatsoever.

3.7 Disclosure. All information and documents provided prior to the date of this Agreement and all information and documents subsequently provided by NWP, its agents, officers, directors and employees, to GTC or its representatives, by or on behalf of NWP, are or contain or will be or will contain as to subsequently provided information or documents, true, accurate and complete information with respect to the subject matter thereof and are, or will be as to subsequently provided information or documents, fully responsive to any specific request made by or on behalf of GTC or its representatives.

3.8 Compliance with Stock Agreements. Appropriate agreements have been received with respect to the Pcomm Stock Agreement, the effect of which will be, upon payment of sums described therein, to waive all requirements in the Pcomm
Stock Agreement as to any right of first refusal or other right of any party thereto to acquire all or any portion of the NWP Stock, and GTC will acquire the NWP Stock free from any claim by any party to the Pcomm Stock Agreement, and NWP has waived its rights to acquire any of the Company Stock pursuant to the Pcomm
Stock Agreement.

                              ARTICLE IV

                REPRESENTATIONS AND WARRANTIES OF GTC

GTC represents and warrants to NWP and the Company as follows:

4.1 Organization and Good Standing. GTC is a corporation duly organized, validly existing and in good standing under the laws of the State of Colorado with corporate power to own, operate and lease its properties and to carry on its business as now conducted.

4.2 Investment Purpose. GTC is acquiring the Stock for its own account and not with a view to a sale or distribution of the Stock in violation of any securities law, and it has no present intention of selling or distributing any Stock in violation of any securities laws.

4.3 Authorization of Agreement. GTC has the corporate power to enter into this Agreement and to carry out its obligations hereunder. The execution and delivery of this Agreement and the consummation of the transactions contemplated hereby will not conflict with, or result in a breach of the terms, conditions or provisions of, or constitute a default under the Articles of Incorporation or Bylaws of GTC or any agreement or instrument by which it is bound or affected, which conflict or breach would prevent it from performing its obligations under this Agreement.

4.4 No Consent. Except for filings under the Hart-Scott Act, no consent, action, approval or authorization of, or registration, declaration or filing with, any governmental department, commission, agency or other instrumentality or any other person or entity is required to authorize, or is otherwise required in connection with, the execution and delivery of this Agreement by GTC or its performance of the terms of this Agreement or the validity or enforceability of this Agreement which, if not obtained or made, would prevent GTC from performing its obligations under this Agreement.

4.5 Brokerage Agreements. GTC has not entered (directly or indirectly) into any agreement with any person, firm or corporation for the payment of any commission, brokerage or "finder's fee" in connection with the transactions contemplated herein that will under any circumstances be the obligation of NWP or the Company.

4.6 GTC Financial Ability. GTC has, or has access from its shareholder to, sufficient funds to purchase the Stock.

                             ARTICLE V

                      COVENANTS OF THE COMPANY

The Company hereby covenants and agrees with GTC, for the benefit of GTC only, that without the prior consent of GTC from the date hereof until the Closing:

5.1 Noninterference. The Company will not enter into any transaction, take any action or, to the extent reasonably practicable by inaction permit any event to occur, that would result in any of the representations or warranties of the Company contained herein not being true and correct or each covenant of the Company not to have been performed or observed. The Company will use all reasonable efforts to obtain and to assist GTC in obtaining all consents, authorizations and approvals and making all filings necessary for the consummation of the transactions contemplated by this Agreement.

5.2 Best Efforts. The Company shall use its best efforts to cause each of the conditions to the obligation of GTC set forth in Sections 9.1 and 9.2 of this Agreement to be fulfilled promptly.

5.3 Reservation. The Company will at all times reserve out of its authorized but unissued stock a number of shares equal to the Shares.

5.4 Access. The Company shall afford to the officers, employees, advisors and agents of GTC complete access at all reasonable times to its respective officers, employees, agents, properties, books, records and contracts, and shall furnish GTC with such operations and other data and information as it may reasonably request. The information so obtained will be held on the terms of the Confidentiality Agreement of even date between GTC and the Company.

5.5 Notice. The Company will promptly notify GTC of any material event with respect to the Company that might constitute a breach of this Agreement or affect the Company's ability to carry out its obligations hereunder.

5.6     Stockholder Agreement.  The Company agrees to terminate the Pcomm Stock
Agreement as of Closing.

5.7     Board Membership.  Upon the Closing as to the NWP Stock and resignation of the three designees of NWP on the Company's Board of Directors, the three vacancies shall be filled by three designees of GTC.  At the same time, one additional director of the Company shall resign and the Board of Directors of the
Company shall have only six members until the Annual Meeting of Shareholders
described in Section 5.8 below.   Any director who resigns or otherwise ceases to
serve prior to the Annual Meeting shall be replaced by the Board with a nominee selected in the same manner as was the person who is no longer a director.  Until the Annual Meeting (defined in Section 5.8) the Board of Directors of the Company
will meet only if all directors are present in person or by telephone.

5.8     Annual Meeting.

     (i) The Company shall promptly take all action necessary in accordance with Arizona law and its Articles of Incorporation and Bylaws to convene an annual meeting (the "Annual Meeting") of the shareholders of the Company on a date no later than January 31, 1997, to consider and vote upon the election of directors and for no other purpose. The Company shall nominate for election at the Annual Meeting three directors selected by directors of the Company not affiliated with GTC ("Management Directors"), and three directors selected by GTC. In addition, the Company shall nominate one and only one additional director which shall be selected by Management Directors from a proposed slate of three directors proposed by GTC, all of whom shall be "disinterested" as defined in A.R.S. 10-2741 D. and none of whom shall have a direct material financial relationship with GTC or its affiliates or be an immediate relative of an executive officer or director of GTC or ACX, which list will be provided to the Company in sufficient time for information concerning the director to be included in the information or proxy statement.

     (ii) In connection with the Annual Meeting, the Company, as promptly as practicable, shall prepare and file an information or proxy statement with the Securities and Exchange Commission (the "Commission"), shall notify GTC promptly of any comments from the Commission or its staff or any requests by the Commission or its staff for amendments or supplements to the information or proxy statement or for additional information with respect to the information or proxy statement, and will supply to GTC copies of all correspondence between the Company and the Commission and its staff with respect to the Annual Meeting. The
Company will promptly prepare and file any amendment or supplement to the information or proxy statement as necessary to assure that the information or proxy statement at all times complies with applicable law and will not distribute or file the information or proxy statement or any amendments or supplements thereto to which GTC reasonably objects. The information or proxy statement and each amendment or supplement thereto shall be reviewed before filing by counsel for GTC.
     (iii) At the Annual Meeting all proxies as to which no direction is made by the shareholder shall be voted for the election of the seven nominees and no other persons and the Company agrees to cumulate votes as to which it has discretion in such a manner that the slate of seven persons is elected.

     (iv) The Chairman of the Annual Meeting will agree with GTC as to the agenda, the voting procedures and other matters within his discretion and shall conduct the meeting in such a manner that GTC's rights to vote and otherwise participate in the meeting will not be impaired.

     (v)     Immediately following the Annual Meeting, the Company's Board of
Directors shall hold an organizational meeting.

5.9     Repeal of Certain Actions.  The Company shall, on or prior to November
18, 1996, duly and validly take the following actions with respect to certain matters approved at its September 16, 1996, Board of Directors' meeting (the
"September Meeting"):

     (i)     all Rights heretofore issued pursuant to the Company's Stockholder
Right's Plan shall be effectively redeemed and the Rights Plan shall be duly terminated;

     (ii) each of the Executive Compensation Agreements approved at the September Meeting shall be duly and validly rescinded and appropriate consents to termination shall be obtained from any employee who has signed or has beneficial rights under any such agreement; and such agreements may be replaced by agreements in the form attached hereto;

     (iii)     all grants of options pursuant to the Photocomm, Inc. 1996 Stock
Option Plan adopted at the September Meeting, shall be canceled and all grantees of options pursuant to that plan shall validly surrender any right to options pursuant to such plan, provided that options may be granted at fair market value on the terms set forth on Schedule 6.9(iii);

     (iv) all determinations of the Board of Directors with respect to certain acquisitions approved at the September Meeting shall be rescinded;

     (v) Section 3.02 of the Company's Bylaws shall be reinstated to its form prior to the September Meeting; and

     (vi) all authorized shares of Series E Preferred Stock shall be canceled and the creation of such series rescinded.

5.10 Ordinary Course. Except as expressly permitted hereunder, the Company will conduct its business in the ordinary course, will not buy or sell any assets except in the ordinary course and will not issue any shares of equity or documents convertible into or carrying the right to purchase equity securities of the Company. The Company may grant normal salary increases.

5.11 Articles and Bylaws. The Company shall not amend its Articles or Bylaws except as provided in Schedule 9.2.

5.12 Litigation Expenses. The Company will pay the reasonable fees and expenses of counsel to the Company in the Litigation based on prevailing rates in the Phoenix, Arizona area.

                             ARTICLE VI

                          COVENANTS OF NWP

NWP hereby covenants and agrees with GTC, for the benefit of GTC only, that without the prior consent of GTC from the date hereof until the Closing:

6.1 Further Assurances. NWP agrees to use all reasonable efforts to take, or cause to be taken, all actions and to do, or cause to be done, all things necessary, proper or advisable to consummate and make effective as promptly as practicable the purchase and sale of the NWP Stock, and to cooperate with GTC in connection with the foregoing, including, but not limited to using reasonable efforts (a) to obtain promptly all necessary waivers, consents and approvals from other parties, (b) to obtain promptly all necessary consents, approvals and authorizations as are required to be obtained under any federal, state or foreign law or regulations, (c) to defend all lawsuits or other legal proceedings challenging this Agreement or the purchase and sale of the NWP Stock, (d) to lift or rescind any injunction or restraining order or other order adversely affecting the ability of the parties to consummate the purchase and sale of the NWP Stock,
(e) to effect promptly all necessary filings, including, but not limited to, filings with the Commission, filings under the Hart-Scott Act and filings that are required under the rules or regulations of any other governmental authorities, and (f) to fulfill promptly all conditions to the obligations of GTC under Sections 9.1 and 9.3 of this Agreement and to keep GTC reasonably apprised of the status of all such efforts.

6.2     No Solicitation.

     (a) NWP and its respective directors, officers, and agents shall not, and shall not authorize or direct any other person to, directly or indirectly,
(i) solicit from or encourage or (ii) participate in discussions or negotiations with or provide any confidential information regarding the Company to any person for the purpose of soliciting, encouraging, or enabling another person to propose an acquisition of the NWP Stock (collectively, an "Acquisition Proposal").

     (b) If NWP receives an Acquisition Proposal or any communication with respect thereto from another person or if NWP takes any action described in
Section 6.2(a), NWP shall immediately give to GTC written notice of the substance of such Acquisition Proposal or communication, or the nature and substance of the information furnished or the action taken, as the case may be, and thereafter keep GTC fully informed with respect thereto.

6.3     Notification of Certain Matters.  NWP shall give prompt notice to GTC of
(a) the occurrence, or failure to occur, of any event which occurrence or failure would be likely to cause any representation or warranty contained in this Agreement to be untrue or inaccurate in any material respect at any time from the date hereof to the Closing Date, (b) any material failure of NWP or any of its respective affiliates, as the case may be, or of any of its respective officers, directors, employees or agents, to comply with or satisfy any covenant, condition or agreement to be complied with or satisfied by it under this Agreement, (c) any material claims, actions, proceedings or investigations commenced or, to the best of its knowledge, threatened involving or affecting NWP or the Company or any of their properties or assets, or, to the best of its knowledge, against any employee, consultant, director, officer or stockholder of the Company, in his, her or its capacity as such, (d) any material adverse change in the condition
(financial or otherwise), business or prospects of NWP or the Company, or the occurrence of an event known to NWP which, so far as reasonably can be foreseen at the time of its occurrence, would result in any such change; provided, however, that no such notification shall affect the representations or warranties of NWP or the conditions to the obligations of GTC hereunder, and (e) any matter being submitted to a vote of the shareholders of the Company.

6.4 Obtaining Consents. NWP will use all reasonable efforts to obtain and to assist GTC in obtaining all consents, authorizations and approvals and making all filings necessary for the consummation of the transactions contemplated by this Agreement.

6.5 Hart-Scott Act Compliance. NWP will use all reasonable efforts to assist in filings with the Department of Justice and the Federal Trade Commission the premerger notifications required by the Hart-Scott Act with respect to the transactions contemplated by this Agreement.

6.6 Compliance with Stock Agreements. NWP shall comply in all respects with the terms of the Pcomm Stock Agreement and shall take any additional action to assure compliance with such agreement as GTC may reasonably request (but any such request by GTC shall not affect NWP's obligations hereunder). NWP shall obtain or assist GTC in obtaining a prompt waiver of the rights of first refusal contained in the Pcomm Stock Agreement if deemed necessary by GTC. NWP shall pay all sums required by the agreements with parties to the Pcomm Stock Agreement to obtain their waivers of all rights to acquire the NWP Stock.

6.7 Selection of Directors. At the request of GTC, at the time of Closing, the directors of the Company selected by NWP shall resign and NWP shall select designees of GTC to be promptly elected to the board of NWP pursuant to the Pcomm
Stock Agreement.
                             ARTICLE VII

                ADDITIONAL COVENANTS OF THE COMPANY

7.1 CS/BC, Etc. The Company will not take or recommend or permit to be taken any action that would cause the Stock or any other shares of the Companys common stock owned by GTC or its affiliates to be subject to the CS/BC Provisions, or adopt any shareholder right's plan or similar plan or take or recommend to its shareholders any other action that would impose limitations on the legal rights of GTC or its affiliates in their capacity as a security holder of the Company, including without limitation, any action that would impose restrictions based upon the size of security holdings, the acquisition of additional security holdings, or any other consideration that would apply to GTC and its affiliates and not to security holders generally, or that would include or result in the issuance of or proposal to issue any class of equity securities having voting power disproportionately greater than the equity investment in the Company represented by the common stock of the Company.

7.2 Preemptive Right. GTC shall have the preemptive right (effective as of Closing) to subscribe for a proportionate part of all equity offerings of the Company after the date of this Agreement including, without limitation, offerings of securities convertible into or exercisable for equity securities, so long as ACX and its subsidiaries own at least 20% of the issued and outstanding stock of the Company, or 6,000,000 shares (as adjusted pursuant to Article VIII) if less.

                            ARTICLE VIII

                             ADJUSTMENTS

The respective numbers of Shares to be sold by NWP or the Shareholders or issued and sold by the Company to GTC pursuant to this Agreement shall in each case be adjusted in the event of any change in the Company's capital stock on or before the Closing by reason of the issuance by the Company of any equity securities, the declaration or payment of stock or other non-cash dividends or extraordinary cash dividends or the declaration or conclusion of split-ups, mergers, recapitalizations, combinations, subdivisions, conversions, exchanges of shares or the like after the date of this Agreement, such that, in each case GTC shall receive on the Closing the number and class of shares or other securities or property that would have been received in respect of a share if the Closing had occurred immediately prior to such event, or the record date therefor, as applicable.

                             ARTICLE IX
                        CONDITIONS TO CLOSING

9.1 Conditions to Obligations of All Parties. The respective obligations all parties to proceed with Closing shall be subject to the satisfaction of the following conditions prior to the Closing:

     (i) any waiting periods under any applicable laws shall have expired or been terminated and any required governmental approvals shall have been obtained;

     (ii) no order, statute, rule, regulation, executive order, stay, decree, judgment or injunction shall have been enacted, entered, issued, promulgated or enforced by any court or governmental authority, subsequent to the date of this Agreement, which prohibits or restricts the effectuation of any of the transactions contemplated by this Agreement; and

     (iii) the Litigation shall have been dismissed with prejudice and the parties shall have exchanged mutual general releases except as to obligations under this Agreement as of the time of completion of the Closings, each party to bear its own costs, except as provided herein.

9.2 Additional Conditions to GTC's Closing Obligations with the Company. In addition to the conditions specified in Section 9.1, the obligations of GTC to proceed with Closing as to the Company shall also be subject to the satisfaction of the following conditions at the time of such Closing (except to the extent waived by GTC, in its sole discretion):

     (i) the Company shall have performed and complied in all material respects with the covenants, agreements and obligations contained in this Agreement that are required to be performed and complied with by the Company at or prior to the date of the Closing;

     (ii) the representations and warranties of the Company contained in this Agreement shall be true and correct in all material respects as of the date hereof, and shall be deemed to have been made again at and as of the Closing and shall then be true and correct in all material respects, and GTC shall have received an officer's certificate to that effect;

     (iii) no litigation shall be pending or overtly threatened to restrain or prohibit the transactions contemplated by this Agreement or that would limit in any manner the rights of GTC or its affiliates with respect to any or all of the Stock or to own or operate any part of the business of the Company and its subsidiaries;

     (iv) there shall have been no material adverse change in the Company's financial condition or its prospects;

     (v) GTC shall have received opinions of one or more counsel (A) as to the corporate authorizations set forth in Section 2.6, (B) that the Company duly adopted Section 2.03 of its Bylaws, (C) as to the matters in Section 2.1 through
2.5 of this Agreement, (D) as to the validity of certain actions required to be taken pursuant to Section 5.9 and (E) such other matters as GTC may reasonably request;
     (vi) all rights of first refusal under the Pcomm Stock Agreement to acquire Stock shall have been waived and the Pcomm Stock Agreement shall have terminated effective as of Closing with no remaining claims thereunder that could affect the ownership by GTC of the Stock;

     (vii) GTC shall have closed the acquisition of shares of NWP Stock from NWP;

     (viii) the Company and GTC shall have entered into a registration rights agreement covering the Shares and all other shares of the Company that GTC or its affiliates may own, granting two demand registrations and unlimited piggyback registration rights, provided GTC shall pay one half of the costs of any demand registration; and

     (ix)     the Company's Bylaws shall have been amended as set forth in
Schedule 9.2.

9.3 Additional Conditions to GTC's Closing Obligations with NWP. In addition to the conditions specified in Section 9.1, the obligation of GTC to proceed with Closing as to NWP shall also be subject to the satisfaction of the following conditions at the time of such Closing (except to the extent waived by it in its sole discretion).

     (a) Representations and Warranties of NWP to Be True. Except as contemplated by this Agreement, (i) the representations and warranties of NWP hereunder shall be made again at and as of the Closing and shall be true in all material respects as of the Closing, (ii) NWP shall have performed in all material respects all covenants required of it by this Agreement as of the Closing and (iii) NWP shall have furnished GTC at the Closing a certificate of an officer to such effect.

     (b) Third Party Consents. NWP and GTC shall have obtained consents or waivers to the transactions contemplated by this Agreement from the parties to contracts, agreements, understandings, franchise permissions and commitments.

     (c) Representations of the Company. The representations of the Company as provided in Sections 2.1, 2.2, 2.4, 2.5, 2.6, 2.8 and 2.9 shall be true in all material respects as of the Closing.

     (d) Requirements; Litigation. All statutory requirements for the valid consummation of the transactions contemplated herein shall have been fulfilled and all necessary governmental consents, approvals or authorizations shall have been obtained, and there shall not be any actual or threatened litigation
(including any investigation by any governmental agency) to restrain or invalidate the transactions contemplated herein, the defense of which would, in the judgment of GTC, made in good faith and based upon the advice of counsel, involve expense or lapse of time that would be materially adverse to the interests of GTC.

     (e)     Opinion of Counsel.  GTC shall have received from Olshan Grundman
Frome & Rosenzweig LLP, counsel to NWP, an opinion dated the Closing Date, in form and substance satisfactory to GTC and its counsel. In giving the foregoing opinion, such counsel shall be entitled to rely upon certificates of public officials and officers of NWP with respect to the accuracy of factual matters that are not independently established. GTC shall also have received opinions satisfactory to GTC and its counsel from counsel licensed in Arizona and acceptable to GTC to the effect of the corporate authorizations set forth in
Section 2.6.

     (f) Resignations. All designees of NWP on the board of directors of Pcomm shall resign and shall have been replaced by designees of GTC and all of them shall have waived any right to compensation for past services.

     (g) Shareholder Agreement. The parties to the Pcomm Stock Agreement shall have consented to its termination as of the Closing shall have waived all rights to acquire any of the Stock thereunder and there shall be no claims thereunder by NWP or persons claiming through NWP or that would affect GTC's ownership of the Stock.

     (h)     Simultaneous Closing.  The Closing of the purchase of the Company
Shares shall occur simultaneously with the Closing of the purchase of the NWP
Shares.

9.4 Additional Conditions to Company's Closing Obligations. In addition to the conditions specified in Section 9.1, the obligations of the Company to proceed with a Closing shall also be subject to the satisfaction of the following conditions (except to the extent waived by the Company, in its sole discretion):

     (i) GTC shall have performed and complied in all material respects with the covenants, agreements and obligations contained in this Agreement that are required to be performed and complied with by it at or prior to the date of the Closing;

     (ii) the representations and warranties of GTC contained in this Agreement shall be true and correct in all material respects as of the date hereof, and shall be deemed to have been made again at and as of the Closing and shall then be true and correct in all material respects, and GTC shall have furnished an officer's certificate to that effect; and

     (iii)     the fees payable pursuant to certain waiver agreement dated August
16, 1996, with respect to the Pcomm Stock Agreement among NWP, Robert R.
Kauffman, Programmed Land, Inc. and the Company shall have been paid.

9.5 Additional Conditions to the Obligation of NWP. In addition to the conditions specified in Section 9.1, the obligation of NWP to proceed with the Closing shall also be subject to the satisfaction of the following conditions
(except to the extent that they are waived by NWP in its sole discretion):

     (a) Representations and Warranties of GTC to Be True. Except as contemplated in this Agreement, (i) the representations and warranties of GTC hereunder shall be made again at the Closing and shall be true in all material respects as of the Closing Date, (ii) GTC shall have performed in all material respects all covenants required of it by this Agreement as of the Closing Date and (iii) GTC shall have furnished NWP at the Closing a certificate of an officer to such effect.

     (b) Statutory Requirements; Litigation. All statutory requirements for the valid consummation of the transactions contemplated herein shall have been fulfilled and all necessary governmental consents, approvals or authorizations shall have been obtained and there shall not be any actual or threatened litigation (including any investigation by any governmental agency) to restrain or invalidate the transactions contemplated herein, the defense of which would, in the judgment of NWP, made in good faith and based upon the advice of counsel, involve expense or lapse of time that would be materially adverse to the interests of NWP.

     (c)     Opinion of Counsel to GTC.  NWP shall have received from Holme
Roberts & Owen LLP an opinion dated the Closing, in form and substance satisfactory to NWP and its counsel. In giving the foregoing opinion, such counsel shall be entitled to rely upon certificates of public officials and of officers of GTC with respect to the accuracy of factual matters that are not independently established.

                            ARTICLE X

                TERMINATION, AMENDMENT AND WAIVER

10.1     Termination.  This Agreement may be terminated at any time prior to the
Closing:

     (a) By consent of the Boards of Directors of NWP and GTC as to the purchase of the NWP Stock;

     (b) By consent of the Boards of Directors and the Company and ACX as to the purchase of the Company Stock; or

     (c) By any party if (i) the Closing shall not have occurred on or before [January 30, 1997], or (ii) any of the conditions to the obligation of the terminating party set forth hereof shall not be met at the Closing Date;
provided, however, that the right to terminate this Agreement under this Section
10.1(c) shall not be available to any party whose failure to fulfill any obligation under this Agreement has been the cause of, or resulted in, the failure of the Closing to occur on or before such date.

     (d)     By NWP as to the purchase of the NWP Stock:
          (i) If GTC fails to perform in any material respect any of its obligations under this Agreement;

          (ii) If the representations and warranties of GTC set forth in this Agreement are not true and correct in any material respect at any time prior to the Closing; or

     (e)     By the Company as to the purchase of the Company Stock:

          (i) If GTC fails to perform in any material respect any of its obligations under this Agreement;

          (ii) If the representations and warranties of GTC set forth in this Agreement are not true and correct in any material respect at any time prior to the Closing;

     (f)     By GTC:

          (i) As to the purchase of NWP Stock, if NWP fails to perform in any material respect any of its obligations under this Agreement;

          (ii) As to the purchase of NWP Stock, if the representations and warranties of NWP set forth in this Agreement are not true and correct in any material respect at any time prior to the Closing;

          (iii) As to the purchase of the Company Stock, if the Company fails to perform in any material respect any of its obligations under this Agreement;

          (iv) As to the purchase of Company Stock, if the representations and warranties of the Company set forth in this Agreement are not true and correct in any material respect at any time prior to the Closing;

          (v) If there occurs, or NWP enters into or publicly announces its intention to enter into an agreement with another person with respect to an Acquisition Proposal;

          (vi) If the Note and Warrant Agreement, as amended, between NWP and certain of NWP's lenders shall be materially breached and not cured or rescinded within 15 days or shall be terminated; or

          (vii) If there shall be commenced any proceedings under the Bankruptcy Code or other laws for the relief of debtors by or against NWP.

10.2 Effect of Termination. In the event of the termination of this Agreement as provided in Section 10.1, this Agreement shall forthwith become void as to the purchase specified and there shall be no liability or obligation on the part of the parties except (i) as set forth in Section 12.3, and (ii) that a party shall be liable for willful defaults of its obligations hereunder.

                            ARTICLE XI

                SURVIVAL OF REPRESENTATIONS AND
                   WARRANTIES; INDEMNIFICATION

11.1 Survival of Representations and Warranties. All statements contained in any certificate, schedule, exhibit, financial statement or other document or instrument delivered by or on behalf of NWP pursuant to or in connection with this Agreement for the purposes of this Agreement shall be deemed to be representations and warranties hereunder. The representations and warranties contained in Sections 3.1, 3.2, 3.3, 3.4, 3.6, 3.7 and 3.8 and claims for breach of the covenants by NWP in Article V shall survive the Closing Date and any investigation of any of the parties with respect thereto. All other representations and warranties shall terminate as of the Closing Date.

11.2 Indemnification. NWP agrees to defend, indemnify and hold harmless GTC its successors and assigns ("Indemnified Party") from and against any and all claims, demands, causes of action, liabilities, losses, damages, costs and expenses, including litigation costs and reasonable attorneys' and experts' fees, (all of the foregoing are hereinafter referred to as "losses") which losses may accrue to or be sustained by each Indemnified Party by, or arising out of, or as a result of, any of NWP's representations or warranties in Sections 3.1, 3.2, 3.3, 3.4, 3.6, 3.7 and 3.8 (but only with respect to 3.7 if NWP had knowledge of the falsity of the representations in Section 3.7) and 3.8 or the covenants or agreements contained in or related to this Agreement being incorrect, untrue, or breached. Any Indemnified Party will, promptly after receipt of notice of the commencement of any action against any of them in respect of which indemnity may be sought hereunder, notify NWP in writing of the commencement thereof. The failure of any Indemnified Party to so notify NWP shall not relieve NWP of its obligation to indemnify in respect to such action under this Section 11.2 and shall not relieve NWP of any other liability that it may have to any Indemnified
Party. In the event of the commencement of any such action as to which any Indemnified Party notifies NWP as aforesaid, NWP will be entitled to participate therein and assume the defense thereof at NWP's expense with counsel satisfactory to NWP and to each Indemnified Party; provided NWP shall promptly notify each Indemnified Party of its election so to assume the defense thereof and acknowledge its indemnification obligations pursuant to this Agreement in writing to each Indemnified Party and further provided that no settlement of any such action be reached without the consent of any Indemnified Party. Notwithstanding anything to the contrary herein, no amount shall be payable to an Indemnified
Party in indemnification under this Section 11.2 unless the aggregate amount of losses to the Indemnified Party exceeds $100,000. In the event that such aggregate amount of losses exceeds $100,000, NWP shall be liable for indemnification for all such losses, and not only the amount of any such excess, and its aggregate liability shall not exceed the purchase price for the Stock.

                             ARTICLE XII
                          GENERAL PROVISIONS

12.1 Public Statements. No party will issue any press release or make any public announcements as to the transactions contemplated by this Agreement except as are required to satisfy its legal obligation as a public company. NWP will confer with GTC as to any announcement that it intends to make, the Company will confer with GTC as to any announcement that it intends to make, and GTC will confer with NWP and the Company as to any announcement it intends to make prior to issuing any press release or public announcement with respect to this Agreement or the transactions contemplated hereby. Each shall use all reasonable efforts to give to the other party sufficient opportunity to review any such press release or other public announcement in advance of release.

12.2 Notices. All notices and other communications hereunder shall be in writing, shall be delivered personally or sent by U.S. mail, fax, or overnight delivery service, to the parties at the following addresses or at such other addresses as shall be specified by the parties by like notice, and shall be deemed given when received by the party for whom intended:

     (a)     If to GTC:
             Golden Technologies Company, Inc.
             16000 Table Mountain Parkway
             Golden, Colorado  80403
             Attention:  Jed J. Burnham
             FAX:   (303) 271-7174

             and

             ACX Technologies, Inc.
             16000 Table Mountain Parkway
             Golden, CO  80403
             Attention:  Jill B.W. Sisson, Esq.
             FAX:  (303) 271-7055

             with a copy to:

             Holme Roberts & Owen LLP
             1700 Lincoln, Suite 4100
             Denver, Colorado  80203
             Attention:  W. Dean Salter, Esq.
             FAX:   (303) 866-0200

     (b)     If to NWP:

             The New World Power Corporation
             558 Lime Rock Road
             Lime Rock, Connecticut  06039
             Attention:  Vitold Jordan
             FAX:  (860) 435-0505

             with a copy to:

             Olshan Grundman Frome & Rosenzweig LLP
             505 Park Avenue
             New York, New York  10022
             Attention:  Ilan Reich, Esq.
             FAX:  (212) 755-1467

     (c)     If to the Company:

             Photocomm, Inc.
             7681 East Road
             Scottsdale, Arizona  85260
             Attention:  Robert R. Kauffman
             FAX:  (602) 483-6431

             with a copy to:

             Oman, Schulenburg & Politan, P.L.C.
             4801 E. Greenway Road
             Scottsdale, Arizona  85254
             Attention:  Steven P. Oman
             FAX:  (602) 953-2900

The sending party shall have the burden of proving receipt.

12.3     Fees and Expenses.

     (a) Except as provided in Section 12.3(b), all costs and expenses incurred in connection with this Agreement and the transactions contemplated hereby shall be paid by the party incurring such expenses.

     (b) If (i) this Agreement is terminated (except by reason of the exercise of rights of first refusal in the Pcomm Stock Agreement) by GTC pursuant to Section 10.1(f)(v), and (ii) within one year from the date of termination of this Agreement, any corporation, partnership, person, entity or "group" (as that term is used in Section 13(d)(3) of the Exchange Act), including NWP but excluding GTC or any of its affiliates and excluding any group of which GTC or any of its affiliates is a member, and also excluding any lender with a security interest in the Stock as of the date of this Agreement who forecloses upon such Stock or acquires such Stock in lieu of foreclosure, shall have acquired or agreed to acquire all or a substantial portion of the Stock, NWP shall, within five business days after consummation of the transaction referred to in this clause (ii), pay to GTC (by transfer of same-day funds to an account designated by GTC for such purpose) an amount equal to $750,000. The preceding shall be the only remedy in the event GTC terminates this Agreement pursuant to Section
10.1(f)(v).

12.4     Right of First Refusal in Favor of the Company.

     (a) The Company will have, and GTC hereby grants to the Company, until January 1, 2001, a right of first refusal to purchase all of the Company Stock that GTC and subsidiaries may from time to time propose to sell to a party not affiliated with GTC. Transfers to affiliates of GTC shall not be subject to this section provided that any transferee agrees to be bound by the provisions of this section. No other shares of the Company owned by GTC or its affiliates shall be subject to this provision. If GTC receives a bona fide offer ("Offer") to sell any of the Company Stock and it wants to accept the Offer, it shall deliver to the Company a written notice setting forth the terms of the Offer. Such notice shall constitute an irrevocable offer to sell the Company Stock proposed to be sold to the Company on the terms of the Offer. The Company shall have 20 days after its receipt of an Offer with which to notify GTC in writing of the Company's election to purchase all, but not less than all of the Company Stock subject to the Offer. The Company may assign the right to purchase the Company
Stock subject to the Offer, provided the assignee agrees to be bound by the terms of this Section and the Company remains liable to purchase all Company Stock subject to the Offer. The Company's election to purchase shall be irrevocable and shall be binding upon GTC. Directors of the Company affiliated with GTC shall not participate in the decision of the Company to exercise or assign the option.

     (b) Within 20 days of receiving the election, GTC shall deliver to the Company, against receipt from the Company of a certified or bank cashier's check in the amount of the purchase price therefor, a certificate or certificates or other instruments representing the Company Stock, properly endorsed for transfer and with all necessary transfer and documentary stamps, if any, affixed or stock transfer taxes, if any, paid.

     (c) In the event that the Company fails to exercise its right of first refusal within said period, GTC shall have 120 days thereafter to sell the Company Stock upon the terms of the Offer. If GTC has not sold the Company Stock to the designated offeree on the terms of the Offer within said 120-day period, GTC shall not thereafter sell the Company Stock without first offering them to the Company in the manner provided above.

12.5 Specific Performance. The parties hereto agree that irreparable harm would occur if any of the provisions of this Agreement were not performed by the Company or NWP in accordance with their specific terms or conditions or were otherwise breached and that money damages are an inadequate remedy for breach of this Agreement because of the difficulty of ascertaining the amount of damage that will be suffered by GTC in the event that this Agreement is not performed in accordance with its terms or conditions or is otherwise breached. It is accordingly agreed that GTC shall be entitled to an injunction or injunctions to prevent breaches of this Agreement by the Company or NWP and to enforce specifically the terms and provisions hereof in any federal court of the United
States having jurisdiction or any other court that it may select, this being in addition to any other remedy to which GTC is entitled at law or in equity.

12.6     Headings, Counterparts.  The descriptive headings of the several
Articles and Sections of this Agreement are inserted for convenience only and do not constitute a part of the Agreement. This Agreement may be signed in counterparts all of which will constitute one agreement.
12.7 Prior Agreements. This Agreement shall supersede all prior agreements, documents or other instruments with respect to the matters covered hereby.

12.8 Waiver. At any time prior to the Closing, any party hereto may (i) extend the time for the performance of any of the obligations or other acts of any other party hereto or (ii) waive compliance with any of the agreements of any other party or with any conditions to its own obligations. Any agreement on the part of a party hereto to any such extension or waiver shall be valid if set forth in an instrument in writing signed on behalf of such party. Except as provided in Section 11.1, the consummation of the transactions contemplated hereby shall not be deemed a waiver of the right any party may have hereunder with respect to any other parties, representations, warranties, covenants or agreements contained in or related to this Agreement being incorrect, untrue or breached.

12.9 Amendment, Counterparts. This Agreement may not be amended except by an instrument in writing signed by the party charged with such amendment.

12.10 Assignment. This Agreement and all of the provisions hereof shall be binding upon and inure to the benefit of the parties hereto and their respective successors and assigns, but neither this Agreement nor any of the rights, interests or obligations hereunder shall be assigned without the prior written consent of the other party except that GTC may assign their rights to purchase
Stock to and direct or indirect subsidiary of ACX, but that assignment shall not relieve any party of its other obligations hereunder. Nothing in this Agreement, express or implied, is intended to confer upon any person other than the parties hereto and their respective successors and assigns, any rights, remedies or obligations under or by reason of this Agreement.

12.11 Independent Covenants. The covenants contained herein are independent and separate, and in the event that any provision contained herein is declared invalid or illegal, the other provisions hereof shall not be affected or impaired thereby and shall remain valid and enforceable.

12.12 Governing Law. This Agreement shall be governed by Colorado law without regard to the conflicts of laws provisions thereof.

     Signed as of the date written in the Preamble.

                    GOLDEN TECHNOLOGIES COMPANY, INC.


                    By:  _________________________________________
                         John K. Coors
                    Title:     Vice President


                    THE NEW WORLD POWER CORPORATION


                    By:  _________________________________________
                         Vitold Jordan
                    Title:    _________________________


                    PHOTOCOMM, INC.


                    By:  _________________________________________
                         Robert R. Kauffman
                    Title:     President, CEO


The Shareholders join this Agreement for the purpose of affirming, to the best of their knowledge, the representations and warranties of the Company, and making, severally, as to themselves and the Company Stock sold by them, the representations in Sections 2.3, 2.4 and 2.5 below. Programmed Land, Inc. and
Robert R. Kauffman also reaffirm the waiver agreement dated August 16, 1996 with respect to the Pcomm Stock Agreement.



                    ________________________________________________
                    Myron Anduri


                    ________________________________________________
                    Thomas C. LaVoy


                    ________________________________________________
                    Robert R. Kauffman


                    PROGRAMMED LAND, INC.


                    By: ____________________________________________
                         Donald E. Anderson
                    Title:     President



EXHIBIT 10.17

PHOTOCOMM, INC.
1996 STOCK OPTION PLAN

1. Purposes of the Plan. The purposes of this Stock Option Plan are to attract and retain the best available personnel for positions of substantial responsibility to provide successful management of the Company's business, to provide additional incentive to the Employees of the Company, and to promote the success of the Company's business through the grant of options to purchase shares of the Company's Common Stock.

Options granted here-under will be "Nonstatutory Stock Options" which are not incentive stock options that qualify under Section 423 of the Code, as reflected in the terms of the written option agreement.

2.  Definitions. As used herein, the following definitions shall apply:

(a)"Board" shall mean the Board of Directors of the Company or the Committee, if one has been appointed.

(b)"Code" shall mean the Internal Revenue Code of 1986, as amended, and the rules and regulations promulgated thereunder.

(c)"Common Stock" shall mean the common stock of the Company described in the Company's Certificate of Incorporation, as amended.

(d)"Company" shall mean Photocomm, Inc., an Arizona corporation, and shall include any parent or subsidiary corporation of the Company as defined in Sections 424(e) and (f), respectively, of the Code.

(e)"Committee" shall mean the Committee appointed by the Board in accordance with paragraph (a) of Section 4 of the Plan, if one is appointed.

(f)"Director" shall mean a member of the Board.

(g)"Employee" shall mean any person, including officers and directors, employed by the Company. The payment of a director's fee by the Company shall not be sufficient to constitute "employment" by the Company.

(h)"Exchange Act" shall mean the Securities and Exchange Act of 1934, as amended.

(i)"Fair Market Value" means, as of any date, the value of the Common Stock determined as follows:

(1) If the Common Stock is listed on any established stock exchange or a national market system, including without limitation the NASDAQ National Market operated by The NASDAQ Stock Market, Inc., the Fair Market Value of a Share of
Common Stock shall be the closing sale price for such stock (or the closing bid, if no sales were reported) as quoted on such system or exchange (or the exchange with the greatest volume of trading in Common Stock) on the last market trading day prior to the day of determination, as reported in the Wall Street Journal or such other source as the Board deems reliable;

(2)  If the Common Stock is quoted on the NASDAQ SmallCap Market operated by The
NASDAQ Stock Market, Inc. (but not on the NASDAQ National Market thereof) or is regularly quoted by a recognized securities dealer but selling prices are not reported, the Fair Market Value of a Share of Common Stock shall be the mean between the closing bid and asked prices for the Common Stock on the last market trading day prior to the day of determination, as reported in the Wall Street
Journal or such other source as the Board deems reliable;

(3)  In the absence of an established market for the Common Stock, the Fair
Market Value shall be determined in good faith by the Board.

(j)"Nonstatutory Option" or Option" shall mean a stock option granted under the Plan.

(k)"Optioned Stock" shall mean the Common Stock subject to an Option.

(1)"Optionee" shall mean an Employee or Director of the Company who has been granted one or more Options.

(m)"Parent" shall mean a "parent corporation," whether now or hereafter existing, as defined in Section 424(e) of the Code.

(n)"Plan" shall mean this 1996 Stock Option Plan.

(o)"Share" shall mean a share of the Common Stock, as adjusted in accordance with
Section 11 of the Plan.

(p)"Subsidiary" shall mean a "subsidiary corporation," whether now or hereafter existing, as defined in Section 424(f) of the Code.

(q)"Tax Date" shall mean the date an Optionee is required to pay the Company an amount with respect to tax withholding obligations in connection with the exercise of an Option.

3. Common Stock Subject to the Plan . Subject to the provisions of Section 11 of the Plan, the maximum aggregate number of Shares which may be optioned and sold under the Plan shall be 1,100,000 shares of Common Stock. The Shares may be authorized, but unissued, or previously issued Shares acquired or to be acquired by the Company and held in treasury.

If an Option should expire or become unexercisable for any reason without having been exercised in full, the unpurchased Shares covered by such Option shall, unless the Plan shall have been terminated, be available for future grants of Options.

4.  Administration of the Plan.

(a) Procedure.

(i)The Board shall administer the Plan in accordance with Securities and Exchange
Commission Rule 16b-3 ("Rule 16b-3"); provided, however, that the Board may appoint a Committee to administer the Plan on behalf of the Board, in accordance with Rule 16b-3.

(ii) Once appointed, the Committee shall continue to serve until otherwise directed by the Board. From time to time the Board may increase the size of the Committee and appoint additional members thereof, remove members (with or without cause), and appoint new members in substitution therefor or fill vacancies however caused; provided, however, that at no time may any person serve on the Committee if that person's membership would cause the Committee not to satisfy the requirements of Rule 16b-3.

Any reference herein to the Board shall, where appropriate, encompass a Committee appointed to administer the Plan in accordance with this Section 4.

(b)Powers of the Board. Subject to the provisions of the Plan, the Board shall have the authority, in its discretion: (i) to grant Nonstatutory Stock
Options; (ii) to determine, upon review of relevant information and in accordance with Section 2(i) of the Plan, the Fair Market Value of the Common Stock; (iii) to determine the exercise price per Share of Options to be granted, which exercise price shall be determined in accordance with Section 8(a) of the Plan;
(iv) to determine the Directors and Employees to whom, and the time or times at which, Options shall be granted and the number of Shares to be represented by each Option; (v) to interpret the Plan; (vi) to prescribe, amend and rescind rules and regulations relating to the Plan; (vii) to determine the terms and provisions of each Option granted (which need not be identical) and, with the consent of the Optionee thereof, modify or amend each Option; (viii) to accelerate or defer (with the consent of the Optionee) the exercise date of any Option; (ix) to authorize any person to execute on behalf of the Company any instrument required to effectuate the grant of an Option previously granted by the Board; (x) to accept or reject the election made by an Optionee pursuant to Section 17 of the Plan;
and (xi) to make all other determinations deemed necessary or advisable for the administration of the Plan.

(c)Effect of Board's Decision. - A-11 decisions, determinations and - interpretations of the Board shall be final and binding on all Optionees and any other holders of any Options granted under the Plan.

5. Eligibility.

(a) Consistent with the Plan's purposes, Options may be granted only to Directors and key Employees of the Company as determined by the Board. An
Optionee who has been granted an Option may, if he is otherwise eligible, be granted an additional Option or Options.

(b) The Plan shall not confer upon any Optionee any right with respect to continuation of employment with the Company, nor shall it interfere in any way with his right or the Company's right to terminate his employment at any time.

6.  Board Approval and Effective Date. The Plan shall take effect on September
16, 1996, the date on which the Board approved the Plan. No Option may be granted after September 16, 2006 (ten (10) years from the effective date of the Plan);
provided, however, that the Plan and all outstanding Options shall remain in effect until such Options have expired or until such Options are canceled.

7. Term of Option. Unless otherwise provided in the Stock Option Agreement, the term of each Option shall be ten (10) years from the date of grant thereof.

8.  Exercise Price and Payment.

(a) Exercise Price. The per Share exercise price for the Shares to be issued pursuant to exercise of an Option shall be determined by the Board.

(b) Payment. The price of an exercised Option and any taxes attributable to the delivery of Common Stock under the Plan, or portion thereof, shall be paid:

(i) In United States dollars in cash or by check, bank draft or money order payable to the order of the Company; or

(ii) At the discretion of the Board, through the delivery of shares of Common
Stock, with an aggregate Fair Market Value, equal to the option price; or

(iii) By a combination of (i) and (ii) above; or

(iv) In the manner provided in subsection (c) below.

The Board shall determine acceptable methods for tendering Common Stock as payment upon exercise of an Option and may impose such limitations and prohibitions on the use of Common Stock to exercise an Option as it deems appropriate. At the election of the

Optionee pursuant to Section 17, the Company may satisfy its withholding obligations by retaining such number of shares of Common Stock subject to the exercised Option which have an aggregate Fair Market Value on the exercise date equal to the Company's aggregate federal, state, local and foreign tax withholding and FICA and FUTA obligations with respect to income generated by the exercise of the Option by Optionee.

(c) Financial Assistance to Optionees. The Board may assist Optionees in paying the exercise price of Options granted under this Plan in the following manner:

(i) The extension of a loan to the Optionee by the Company; or

(ii) A guaranty by the Company of a loan obtained by the Optionee from a third party.

The terms of any loans, installment payments or guarantees, including the interest rate and terms of repayment, and collateral requirements, if any, shall be determined by the Board, in its sole discretion. Subject to applicable margin requirements, any loans, installment payments or guarantees authorized by the Board pursuant to the Plan may be granted without security, but the maximum credit available shall not exceed the exercise price for the Shares for which the Option is to be exercised, plus any federal and state income tax liability incurred in connection with the exercise of the Option.

9. Exercise of Option; Rights as a Shareholder. Any Option granted hereunder shall be exercisable at such times and under such conditions as determined by the Board, including performance criteria with respect to the Company and/or the Optionee, and as shall be permissible under the terms of the Plan. Unless otherwise determined by the Board at the time of grant, an Option may be exercised in whole or in part. An Option may not be exercised for a fraction of a Share.

An Option shall be deemed to be exercised when written notice of such exercise has been given to the Company in accordance with the terms of the Option by the person entitled to exercise the Option and full payment for the Shares with respect to which the Option is exercised has been received by the Company, Full payment may, as authorized by the Board, consist of any consideration and method of payment allowable under Section 8(b) of the Plan. Until the issuance (as evidenced by the appropriate entry on the books of the Company or of a duly authorized transfer agent of the Company) of the stock certificate evidencing such Shares, no right to vote or receive dividends or any other rights as a shareholder shall exist with respect to the Optioned Stock, notwithstanding the exercise of the Option. No adjustment will be made for a dividend or other right for which the record date is prior to the date the stock certificate is issued, except as provided in Section 11 of the Plan.

Exercise of an Option in any manner shall result in a decrease in the number of Shares which thereafter may be available, both for purposes of the Plan and for sale under the Option, by the number of Shares as to which the Option is exercised.

10. Transferability of Options. An Option may be sold, pledged, assigned, hypothecated, transferred, or disposed of only if permitted by the Board of Directors or in accordance with the terms of the written option agreement by the Optionee.

11. Adjustments upon Changes in Capitalization or Merger. Subject to any required action by the shareholders of the Company, the number of Shares covered by each outstanding Option, and the number of Shares which have been authorized for issuance under the Plan but as to which no Options have yet been granted or which have been returned to the Plan upon cancellation or expiration of an Option, as well as the price per Share covered by each such outstanding Option, shall be proportionately adjusted for any increase or decrease in the number of issued Shares resulting from a stock split, reverse stock split, stock dividend, combination or reclassification of the Common Stock, or any other increase or decrease in the number of issued shares of Common Stock effected without receipt of consideration by the Company; provided, however, that conversion of any convertible securities of the Company shall not be deemed to have been "effected without receipt of consideration." Such adjustment shall be made by the Board, whose determination in that respect shall be final, binding and conclusive.
Except as expressly provided herein, no issuance by the Company of shares of stock of any class, or securities convertible into shares of stock of any class, shall affect, and no adjustment by reason thereof, shall be made with respect to the number or price of Shares subject to an Option.

In the event of the proposed dissolution or liquidation of the Company, the Option will terminate immediately prior to the consummation of such proposed action, unless otherwise provided by the Board. The Board may, in the exercise of its sole discretion in such instances, declare that any Option shall terminate as of a date fixed by the Board and give each Optionee the right to exercise his Option as to all or any part of the Optioned Stock, including Shares as to which the Option would not otherwise be exercisable. In the event of a proposed sale of all or substantially all of the assets of the Company, or the merger of the Company with or into another corporation, the Option shall be assumed or an equivalent option shall be substituted by such successor corporation or a parent or subsidiary of such successor corporation, unless the Board determines, in the exercise of its sole discretion and in lieu of such assumption or substitution, that the Optionee shall have the right to exercise the Option as to all of the Optioned Stock, including Shares as to which the Option would not otherwise be exercisable. If the Board makes an Option fully exercisable in lieu of assumption or substitution in the event of a merger or sale of assets, the Board shall notify the Optionee that the Option shall be fully exercisable for a period of thirty (30) days from the date of such notice (but not later than the expiration of the term of the Option under the Option Agreement), and the Option will terminate upon the expiration of such period.

12. Time of Granting Options. The date of grant of an Option shall, for all purposes, be the date on which the Board makes the determination granting such Option. Notice of the determination shall be given to each Employee to whom an Option is so granted within a reasonable time after the date of such grant.

13.  Amendment and Termination of the Plan.

(a) Amendment and Termination. The Board may amend or terminate the Plan from time to time in such respects as the Board may deem advisable; provided, however, that any amendment requiring shareholder approval in order to comply with Rule
16b-3 or any other rule or regulation under the Exchange Act shall be contingent upon obtaining such approval.

(b) Effect of Amendment or Termination. Any such amendment or termination of the Plan shall not affect Options already granted and such Options shall remain in full force and effect as if this Plan had not been amended or terminated, unless mutually agreed otherwise between the Optionee and the Board, which agreement must be in writing and signed by the Optionee and the Company.

14. Conditions Upon Issuance of Shares. Shares shall not be issued pursuant to the exercise of an Option unless the exercise of such Option and the issuance and delivery of such Shares pursuant thereto shall comply with all relevant provisions of law, including, without limitation, the Securities Act of 1933, as amended, the Exchange Act, the rules and regulations promulgated thereunder, and the requirements of any stock exchange upon which the Shares may then be listed, and shall be further subject to the approval of counsel for the Company with respect to such compliance.

As a condition to the exercise of an Option, the Company may require the person exercising such Option to represent and warrant at the time of any such exercise that the Shares are being purchased only for investment and without any present intention to sell or distribute such Shares if, in the opinion of counsel for the Company, such a representation is required by any of the aforementioned relevant provisions of law.

15. Reservation of Shares. The Company, during the term of this Plan, will at all times reserve and keep available such number of Shares as shall be sufficient to satisfy the requirements of the Plan.

Inability of the Company to obtain authority from any regulatory body having jurisdiction, which authority is deemed by the Company's counsel to be necessary to the lawful issuance and sale of any Shares hereunder, shall relieve the Company of any liability in respect of the failure to issue or sell such Shares as to which such requisite authority shall not have been obtained.

16. Option Agreement.  Options shall be evidenced by written Stock Option
Agreements in such form as the Board shall approve.

17. Withholding Taxes.  Subject to Section 2(q) of the Plan and prior to the Tax
Date, the Optionee may make an irrevocable election to have the Company withhold from those Shares that would otherwise be received upon the exercise of any Nonstatutory Stock Option, a number of Shares having a Fair Market Value equal to the minimum amount necessary to satisfy the Company's federal, state, local and foreign tax withholding obligations and FlCA. and FUTA obligations with respect to the exercise of such Option by the Optionee.

18. Miscellaneous Provisions.

(a) Plan Expense. Any expenses of administering this Plan shall be borne by the Company.

(b) Use of Exercise Proceeds. The payment received from Optionees from     the
exercise of Options shall be used for the general corporate purposes of the
Company.

(c) Construction of Plan. The validity, construction, interpretation, administration and effect of the Plan and of its rules and regulations, and rights relating to the Plan, shall be determined in accordance with the laws of the State of Arizona and where applicable, in accordance with the Code.

(d) Taxes. The Company shall be entitled if necessary or desirable to pay or withhold the amount of any tax attributable to the delivery of Common Stock under the Plan from other amounts payable to the Employee after giving the person entitled to receive such Common Stock notice as far in advance as practical, and the Company may defer making delivery of such Common Stock if any such tax may be pending unless and until indemnified to its satisfaction.

(e) Indemnification. In addition to such other rights of indemnification as they may have as members of the Board, the members of the Board shall be indemnified by the Company against all costs and expenses reasonably incurred by them in connection with any action, suit or proceeding to which they or any of them may be party by reason of any action taken or failure to act under or in connection with the Plan or any Option, and against all amounts paid by them in settlement thereof (provided such settlement is approved by independent legal counsel selected by the Company) or paid by them in satisfaction of a judgment in any such action, suit or proceeding, except a judgment based upon a finding of bad faith; provided that upon the institution of any such action, suit or proceeding a Board member shall, in writing, give the Company notice thereof and an opportunity, at its own expense, to handle and defend the same before such Board member undertakes to handle and defend it on her or his own behalf.

(f) Gender. For purposes of this Plan, words used in the masculine gender shall include the feminine and neuter, and the singular shall include the plural and vice versa, as appropriate.



NON-STATUTORY STOCK OPTION AGREEMENT

BY THIS STOCK OPTION AGREEMENT ("Agreement") made and entered into this 1st day of January, 1996 ("Grant Date"), PHOTOCOMM, INC., an Arizona corporation (the
"Company"), and      a key employee or director of the Company (the "Optionee")
hereby state, confirm, represent, warrant and agree as follows:

I.  RECITALS

1.1 The Company, through its Board of Directors (the "Board"), has determined that in order to attract and retain the best available personnel for positions of substantial responsibility to provide successful management of the Company's business, it must offer a compensation package that provides key employees and directors of the Company a change to participate financially in the success of the Company by developing an equity interest in it.

1.2 The Company adopted the 1996 Stock Option Plan (the "Plan") on September 16,
1996.

1.3 By this Agreement, the Company and the Optionee desire to establish the terms upon which the Company is willing to grant to the Optionee, and upon which the Optionee is willing to accept from the Company, an option to purchase shares of common stock of the Company ("Common Stock").


II  AGREEMENTS

2.1  Grant of Non-Statutory Stock Option. Subject to the terms and conditions hereinafter set forth and those provisions set forth in the Plan, the Company grants to the Optionee the right and option (the "Option") to purchase from the
Company all or any part of an aggregate number of        (   ) shares of Common
Stock, authorized but unissued or, at the option of the Company, treasury stock if available (the "Optioned Shares").

2.2 Exercise of Option. Subject to the terms and conditions of this Agreement and those of the Plan, the Option may be exercised only by completing and signing a written notice to the Company who shall confirm that the exercise is valid, in substantially the following form:

I hereby exercise the Option granted to me by Photocomm, Inc. and elect to
purchase       shares of $.10 par value Common Stock of Photocomm, Inc. for [the purchase price set forth in Paragraph 2.3 of this Stock Option Agreement].

2.3 Purchase Price. The price to be paid for the Optioned Shares (the "Purchase
Price") shall be $ per share.

2.4 Payment of Purchase Price. Payment of the Purchase Price may be made as follows:

(a) In United States dollars in cash or by check, bank draft or money order payable to the Company; or

(b) At the discretion of the Board, through the delivery of shares of Common
Stock with an aggregate fair market value at the date of such delivery, equal to the Purchase Price; or

(c) By a combination of both (a) and (b) above.

The Board shall determine acceptable methods for tendering Common Stock as payment upon exercise of an Option and may impose such limitations and conditions on the use of Common Stock to exercise an Option as it deems appropriate. At the election of the Optionee pursuant to Section 16 of the Plan, and subject to the acceptance of such election by the Board, to satisfy the Company's withholding obligations, it may retain such number of shares of Common Stock subject to the exercised Option which have an aggregate Fair Market Value (as defined in the Plan) on the date of exercise equal to the Company's aggregate federal, state, local and foreign tax withholding and FICA and FUTA obligations with respect to the exercise of the Option by the Optionee.

2.5 Exercisability of Option. The Option shall become exercisable in increments if the Optionee is continuously employed from the Grant Date through the following vesting dates.

The Optioned Shares shall be divided into two halves with the first half vesting in accordance with one schedule and the second half vesting on a delayed schedule. To that end, except as otherwise provided in Paragraph 2.6 and 2.8, the Option may be exercised by the Optionee, in whole or in part from time to time, for such number of shares as is equal to the percentage of the Optioned Shares indicated below ("Vested Shares"):

Date                 Percentage of Optioned Shares Vested
             First Half  Second Half    Of Total    Cumulative Total
1/1/1997          25                      12.5           12.5
1/1/1998          25            25        25             37.5
1/1/1999          50            25        37.5           75
1/1/2000                        50        25            100

2.6 Termination of Option. The Option shall not be exercisable as to any shares and will automatically terminate if the continuous employment requirement is not satisfied regardless of the circumstances under which the Optionee's employment by the Company is terminated. Vested Shares, to the extend not exercised, shall terminate upon the first to occur of the following dates:

(a) The tenth (10th) anniversary of the Grant date (the "Option Term"); or

(b) The date on which the Optionee's employment is terminated for criminal activity or for purposely or recklessly failing to perform the Optionee's duties with the Company; or

(c) The date 36 months from the date the Optionee retires from employment by the Company or that the Optionee becomes disabled and unable to continue employment;
or

(d) The date 15 months from the date the Optionee dies; or

(e) The date 3 months from the date the Optionee's employment is      terminated for
other than (b), (c), or (d).

[In the case of Mr. Kauffman substitute 30 months for 3 months in (e) and in the case of Mr. LaVoy 24 months.]

2.7 Adjustments. In the event of any stock split, reverse stock split, stock dividend, combination or reclassification of shares of Common Stock or any other increase or decrease in the number of issued shares of Common Stock effected without receipt of consideration by the Company, the number and kind of Optioned Shares (including any Option outstanding after termination of employment or death) and the Purchase Price per share shall be proportionately and appropriately, adjusted without any change in the aggregate Purchase Price to be paid therefor upon exercise of the Option. The determination by the Board as to the terms of any of the foregoing adjustments shall be conclusive and binding.

2.8 Liquidation, Sale of Assets or Merger. In the event of a proposed dissolution or liquidation of the Company, the Option will terminate immediately prior to the consummation of such proposed action, unless otherwise provided by the Board. In the event of a proposed sale of all or substantially all of the assets of the Company, or the merger of the Company with or into another corporation, the option shall be assumed or an equivalent option shall be substituted by such successor corporation, unless the Board determines that the Optionee shall have the right to exercise the Option as to all of the Common Stock subject to the Option, including shares as to which the Option would not otherwise be exercisable. If the Board makes an Option fully exercisable, the Board shall notify the Optionee that the Option shall be fully exercisable for a period of thirty(30) days from the date of such notice (but not later than the expiration of the Option term under paragraph 2.6), and the Option will terminate upon the expiration of such period. In the event the thirtieth (30th) day referred to in this paragraph shall fall on a day that is not a business day, then the thirtieth
(30th) day shall be the next following business day.

2.9 Notices. Any notice to be given under the terms of the Agreement ("Notice") shall be addressed to the Company in care of its Secretary at Photocomm, Inc., 7681 East Gray Road, Scottsdale, Arizona 85260, or at its then current corporate headquarters. Notice to be given to the Optionee shall be addressed to him or her at his or her then current residential address as appearing on the payroll records of the Company. Notice shall be deemed duly given when enclosed in a properly sealed envelope and deposited by certified mail, return receipt requested, in a post office or branch post office regularly maintained by the United States Government.

2.10 Transferability of Option. The Option shall not be transferable by the optionee otherwise than by the will or the laws of descent and distribution and may be exercised during the life of the Optionee only by the Optionee.

2.11 Optionee Not a Shareholder. The Optionee shall not be deemed for any purposes to be a shareholder of the Company with respect to any of the Optioned
Shares except to the extent that the Option herein granted shall have been exercised with respect thereto and a stock certificate issued therefor.

2.12 Not a Contract of Employment. Nothing contained in the Plan or in any Option
Agreement executed pursuant to the Plan shall be deemed to confer upon any individual to whom an Option may be granted here-under any right to remain in the employ or service of the Company or a parent or subsidiary corporation of the Company.

2.13 Disputes or Disagreements. As a condition of the granting of the Option herein granted, the Optionee agrees, for himself and his personal representatives, that any disputes or disagreement which may arise under or as a result of or pursuant to this agreement shall be determined by the Board in its sole discretion, and that any interpretation by the Board of the terms of this Agreement shall be final, binding and conclusive.

IN WITNESS WHEREOF, the Company has caused this instrument to be executed by its duly authorized officer, and the Optionee has hereunto affixed his or her signature.

PHOTOCOMM, INC.
an Arizona corporation


By:

Its:


OPTIONEE:

EXHIBIT 11

PHOTOCOMM, INC., COMPUTATION OF NET INCOME PER COMMON SHARE
(In thousands, except per share amounts)

                                   Year Ended August 31, 1996
                                   Primary        Fully Diluted

Net income                       $1,147,327        $1,147,327

Preferred stock
 dividends declared                 (92,022)          N/A

Reduction of
 interest expense                    N/A              N/A

Interest revenue on
 assumed purchase of
 U.S. government
 securities                          N/A              N/A
                                     ---              ---
Net income applicable to
 common stockholders             $1,055,305        $1,147,327
                                  =========         =========
Weighted average shares:
  Common shares
  outstanding                    13,917,490        13,917,490

Common equivalent shares
  issuable upon exercise of
  stock options (1)                 574,790           574,790

Shares issuable upon
  conversion of
  preferred stock (2)                N/A              682,233
                                     ---              -------
Total weighted average
  shares, as adjusted            14,492,280        15,174,513
                                 ==========        ==========

Earnings per share                 $ .07             $ .08
                                   =====             =====


(1) Amount calculated using the treasury stock method under the 20% rule.

(2) Amount calculated using the if-converted method assuming the conversion took place at the later of the beginning of the fiscal year or issue date of the securities.



EXHIBIT 11

PHOTOCOMM, INC., COMPUTATION OF NET INCOME PER COMMON SHARE
(In thousands, except per share amounts)

                                   Year Ended August 31, 1995
                                   Primary        Fully Diluted

Net income                       $  903,974        $  903,974

Preferred stock
 dividends declared                (123,291)          N/A

Reduction of
 interest expense                    N/A              N/A

Interest revenue on
 assumed purchase of
 U.S. government
 securities                          N/A              N/A
                                     ---              ---
Net income applicable to
 common stockholders               $780,683          $903,974
                                    =======           =======
Weighted average shares:
  Common shares
  outstanding                    12,342,442        12,342,442

Common equivalent shares
  issuable upon exercise of
  stock options (1)                 530,248           802,127

Shares issuable upon
  conversion of
  preferred stock (2)                N/A              859,435
                                     ---              -------
Total weighted average
  shares, as adjusted            12,872,690        14,004,004
                                 ==========        ==========

Earnings per share                 $ .06             $ .06
                                   =====             =====


(1) Amount calculated using the treasury stock method under the 20% rule.

(2) Amount calculated using the if-converted method assuming the conversion took place at the later of the beginning of the fiscal year or issue date of the securities.


                                EXHIBIT 22

                              PHOTOCOMM, INC.

                           LIST OF SUBSIDIARIES



Balance of Systems Specialists, Inc., incorporated under the laws of the State of Arizona. The subsidiary sometimes does business as "BOSS".


Photocomm Credit Corporation, incorporated under the laws of the State of Arizona.


Photocomm of Texas, Inc., incorporated under the laws of the State of Texas.


                                EXHIBIT 23

                           ACCOUNTANTS' CONSENT




The Board of Directors
Photocomm, Inc.:

We consent to incorporation by reference in the Registration Statements No. 33-40097, 33-62392 and 33-01801 on Form S-8 of
Photocomm, Inc. of our report dated October 18, 1996, relating to the consolidated balance sheets of Photocomm, Inc. and subsidiaries as of August 31, 1996 and 1995, and the related consolidated statements of operations, stockholders' equity and cash flows for each of the years in the three-year period ended August 31, 1996, which report appears in the August 31, 1996 annual report on Form 10-KSB of Photocomm, Inc.


KPMG Peat Marwick LLP

Phoenix, Arizona
November 27, 1996