Form 10QSB
period 1996-11-30
PHOTOCOMM INC
filed 1997-01-14
CIK 746255

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549


                                  FORM 10-QSB


[X]              QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                   OF THE SECURITIES AND EXCHANGE ACT OF 1934

                For the quarterly period ended November 30, 1996



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

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.


Class                                   Outstanding as of 12-31-96
                                        --------------------------
Common Stock, $0.10 par value                   16,151,444

                                PHOTOCOMM, INC.

                                     INDEX




PART I         Financial Information                    Page Number


     Item 1.   Financial Statements

          Balance Sheets - November 30, 1996 and             3
            August 31, 1996

          Statements of Operations - Three Months ended      4
            November 30, 1996 and 1995

          Statements of Stockholders' Equity,                5
            November 30, 1996 and August 31, 1996

          Statements of Cash Flows - Three Months            6
            ended November 30, 1996 and 1995

          Notes to Financial Statements                      7


     Item 2.   Management's Discussion and Analysis          7
               of Financial Condition and Results of
               Operations


PART II        Other Information


     Item 6.   Exhibits and Reports on Form 8-K              10

PART I.  FINANCIAL INFORMATION,  ITEM 1.  FINANCIAL STATEMENTS
 PHOTOCOMM, INC. AND SUBSIDIARIES   CONSOLIDATED BALANCE SHEETS
       NOVEMBER 30, 1996 and AUGUST 31, 1996    (UNAUDITED)

Assets                                       11/30/96       8/31/96
Current Assets:
  Cash and cash equivalents                 $1,548,159    $  200,105
  Accounts receivable, net                   4,593,977     5,599,356
  Inventories                                4,669,635     4,704,878
  Other current assets                         373,989       429,512
                                             ---------     ---------
     Total Current Assets                   11,185,760    10,933,851
                                            ----------    ----------
Property and equipment, net                  2,567,361     2,517,806
Deferred tax asset                             440,000       350,000
Other assets, net                            1,779,646     1,784,318
                                            ----------    ----------
     Total Assets                          $15,972,767   $15,585,975

Liabilities and Stockholders' Equity
Current Liabilities:
  Current installments of long-term debt    $  549,381    $   82,096
  Line of Credit                                     0     1,399,099
  Accounts payable                           1,794,854     3,654,464
  Other accrued expenses                        45,773        78,635
                                             ---------     ---------
     Total Current Liabilities               2,390,008     5,214,294
                                             ---------     ---------
Long-term debt, less current installments      146,911       638,388
                                             ---------     ---------
     Total Liabilities                       2,536,919     5,852,682

Stockholders' Equity:
  Preferred stock:$.001 par value,
     5,000,000 shares authorized;
  Series A 12% convertible preferred stock,
     125,000 shares authorized; 109,972
     shares issued and outstanding                 110           110
  Series AA 11% convertible preferred stock,
     200,000 shares authorized; 52,565
     shares issued and outstanding                  53            53
  Common stock: $.10 par value, 25,000,000
     shares authorized; 15,868,944 and
     14,307,444 shares issued and
     outstanding, respectively               1,586,894     1,430,744
  Additional paid-in capital                15,521,391    12,428,128
  Accumulated deficit                       (3,672,600)   (4,125,742)
                                            ----------    ----------
     Total Stockholders' Equity             13,435,848     9,733,293
     Total Liabilities and Stockholders'    ----------    ----------
       Equity                              $15,972,767   $15,585,975

See accompanying notes to consolidated financial statements.

                                PHOTOCOMM, INC.

                     CONSOLIDATED STATEMENTS OF OPERATIONS

                                  (UNAUDITED)


                                               Three Months Ended
                                                   November 30
                                               ------------------
                                               1996          1995
                                               ----          ----
Sales, net                                 $ 7,556,692   $ 5,281,273
Cost of sales                                5,400,841     3,947,599
                                             ---------     ---------
     Gross profit                            2,155,851     1,333,673

Selling, general and                         1,750,328     1,106,279
 administrative expenses                     ---------     ---------

     Income from operations                    405,523       227,394

Other income (expenses):
     Interest expense                          (48,844)      (17,624)
     Other, net                                  6,463        10,010
                                             ---------      --------
Income before income taxes                     363,142       219,780
                                             ---------      --------
Income tax benefit                              90,000             0
                                             ---------      --------
     Net income                            $   453,142   $   219,780
                                             =========      ========

Preferred stock dividends                  $    46,135   $    26,273
                                             =========      ========

Net income applicable to common
 stockholders                              $   407,007   $   193,507
                                             =========      ========

Net income per common and common
 equivalent shares                         $       .03   $       .01
                                             =========      ========

Weighted average number of common
 shares and common equivalent shares        14,631,021    13,984,881
                                            ==========    ==========

See accompanying notes to consolidated financial statements.

                            PHOTOCOMM, INC. AND SUBSIDIARIES

                    CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY

                         NOVEMBER 30, 1996 AND AUGUST 31, 1996

                                    (UNAUDITED)

                               Convertible Preferred Stock
                               ------------------------------
                               Series A  Series AA            Common Stock                  Additional
                               --------- -----------------    ----------------               Paid-In      Accumulated
                               Shares    Amount   Shares      Amount Shares       Amount      Capital       Deficit     Total
                               -------   ------   ------      ------ ---------- ----------- ------------  -----------  -----------
Balance, August 31, 1996       109,972   $110     52,565      $53    14,307,444 $1,430,744  $12,428,127   ($4,125,742) $9,733,292

Common stock issued upon
 exercise of stock options                                              561,500     56,150      584,762                   640,912

Common stock issued as part
 of GTC agreement                                                     1,000,000    100,000    2,554,637                 2,654,637

Cash dividends on Series A
 and Series AA preferred stock                                                                  (46,135)                  (46,135)

Net Income                                                                                                    453,142     453,142

                               -------   ------   -------    ------  ---------- ----------- -----------   -----------  -----------
Balance, November 30, 1996     109,972   $110     52,565     $53     15,868,944 $1,586,894  $15,521,391   ($3,672,600) $13,435,84
                               =======   ======   =======    ======  ========== =========== ===========   ===========  ===========



See accompanying notes to consolidated financial statements.


                       PHOTOCOMM, INC. AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                 THREE MONTHS ENDED NOVEMBER 30, 1996 AND 1995
                                  (UNAUDITED)
                                                  1996        1995
                                                  ----        ----
Cash flows from operating activities:
Net income                                    $  453,142  $  219,780
Adjustments to reconcile net income to
 net cash used in operating activities:
     Depreciation and amortization               108,393      83,425
     (Decrease) increase in allowances for
      doubtful accounts & inventory obsolescence (25,029)      9,809
     Decrease (increase) in accounts receivable  993,982    (318,646)
     Decrease (increase) in inventories           71,669    (383,726)
     (Decrease) increase in accounts payable
      and accrued expenses                    (1,892,472)    624,872
     Increase in deferred tax asset              (90,000)       -
     Decrease in other current assets             55,523      22,492
          Net cash (used in) provided          ---------    --------
           by operating activities              (324,792)    258,006
                                               ---------    --------
Cash flows from investing activities:
     Purchase of property and equipment         (140,764)    (47,844)
     Purchase of patents, trademarks and
      other assets                               (12,512)     (8,935)
          Net cash used in investing            --------    --------
           activities                           (153,276)    (56,779)
                                                --------    --------
Cash flows from financing activities:
     Repayments of debt                       (1,423,292)   (241,304)
     Proceeds from issuance of common stock    3,295,549     328,258
     Cash dividends on preferred stock           (46,135)    (26,273)
          Net cash provided by financing       ---------    --------
           activities                          1,826,122      60,681
Net increase (decrease) in cash and cash       ---------    --------
 equivalents                                   1,348,054     261,908
Cash and cash equivalents at beginning
 of year                                         200,105     520,269
                                               ---------    --------
Cash and cash equivalents at end of quarter   $1,548,159   $ 782,177
                                               =========   =========
See accompanying notes to consolidated financial statements.

                                PHOTOCOMM, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                               NOVEMBER 30, 1996

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

Certain reclassifications have been made in the fiscal year 1997 financial statements to conform to the classifications used in fiscal 1996.


B.   Seasonal Nature of the Business

Revenues of the Company are generally greater in its third and fourth quarters (March through August) due to seasonal factors.


C.   Income Taxes

The Company's tax benefit of $90,000 in the first quarter of fiscal 1997 results from the continued adjustment in the deferred tax asset through adjustment in the valuation allowance. The decrease in the valuation allowance results primarily from the utilization of net operating loss carryforwards and release of certain valuation allowances based upon the Company's re-evaluation of the realizability of the remaining net operating loss carryforwards. Based upon the level of historical tax income and projections for future taxable income over the periods which the deferred tax assets are deductible, management believes it is more likely than not that the Company will realize the benefits, net of the valuation allowance.


D.   Equity

On November 21, 1996, the Company entered into a new financial and strategic agreement with Golden Technologies Company, Inc. ("GTC"). In connection with the agreement, GTC acquired from the Company 1,000,000 shares of unregistered common stock for $2.75 a share resulting in proceeds to the Company of $2,750,000. In conjunction with the stock purchase agreement, GTC acquired 550,000 shares of unregistered common stock from certain officers of the Company. All of the officers exercised vested stock option shares which were purchased from the Company for $633,000.

Item 2.   Management's Discussion and Analysis of Financial
          Conditions and Results of Operations

This discussion and analysis should be read in conjunction with the consolidated financial statements and the related notes thereto included elsewhere in this report.

Results of Operations

Three months ended November 30, 1996 vs. three months ended November 30, 1995.

Sales: Sales for the first quarter of fiscal 1997 were $7,556,692, a 43% increase over sales of $5,281,273 for the first quarter of fiscal 1996. First quarter revenue included $2.2 million representing completion of shipments to Motorola Indonesia for 789 solar systems for rain forest radio monitoring stations.

The major sales revenue increase is attributed to the Motorola shipments while system sales for wireless communications, distribution sales and international sales all increased approximately 10% during the first quarter of fiscal 1997 versus the same period in fiscal 1996. In general, sales revenue increases are due to volume increases with little or no effect related to price changes.

Gross Profit: (Sales less cost of sales) increased 62% from $1,333,673 in the first quarter of fiscal 1996 to $2,155,851 in the first quarter of fiscal 1997. Gross profit margins increased from 25.2% in the first quarter of 1996 to 28.5% in the first quarter of 1997. The significant increase in gross profits is primarily due to increased sales, with the 3% improvement in gross profit percentage attributable to sales mix of higher profit manufactured products and industrial systems, versus lower margin distribution and international sales. The Company sales mix in 1996 was approximately 60% industrial products and 40% distribution sales. During the first quarter of 1997, the sales mix was 70% industrial products and 30% distribution sales. The shift was largely a result of increases attributed to fiscal 1997 Motorola sales for industrial systems.

Selling, General and Administrative Expenses (SG&A): SG&A expenses increased 58% from $1,106,279 in the first quarter of fiscal 1996 to $1,750,328 in the first quarter of fiscal 1997. The increase in SG&A expenses are primarily attributed to increases in employment costs of approximately $350,000 and variable sales expenses of $250,000. The employment costs include approximately $210,000 in bonus and benefit awards based upon record operating performance. Other increases in employment costs are a result of new employees added in the second, third and fourth quarters of fiscal 1996 and the addition of personnel from its recent Australia subsidiary start-up in October of 1997. The increase in sales and marketing expenses are attributed to increased levels of promotion for its new solar water pumping division and retail mail order catalog business. The Company expects SG&A expenses to increase in fiscal 1997 by approximately 30% from fiscal 1996.

Other Income (Expense): The Company's non-operating income and expense is primarily comprised of interest expense and consulting income. Interest expense has increased in the first quarter of fiscal 1997 versus 1996 due to additional outstanding indebtedness for 1997 throughout the quarter versus 1996. The Company paid off bank-lines of credit after the GTC closing on or about November 21, 1996. Interest expenses should be reduced significantly for the remainder of the year due to reduced debt requirements. Other income was comparable for the first quarter of 1997 and 1996.

Income Tax: The Company recognized $90,000 benefit from its tax loss carryforward in the first quarter of fiscal 1997 and 0 for the comparable period in 1996. The Company established its 1996 valuation allowance at the end of fiscal 1996 after the Company recorded three consecutive years of profitability, and anticipates recognizing on a quarterly basis in the future. The adjustment will be re-evaluated on an ongoing basis based upon generation of future taxable income.

Net Income: The Company achieved a net income of $453,135 ($.03 per common share) for the first quarter of 1997 versus $219,780 ($.01 per common share) for the first quarter of 1996. The net income increase of 106% for the first quarter of 1997 is attributable to higher sales and gross profits, recognition of benefit from net operating loss carryforwards, with offsetting increases in SG&A expenses.

Liquidity and Capital Resources: On November 21, 1996, the Company entered into a new financial and strategic agreement with GTC. In connection with the agreement, the Company sold 1,000,000 shares of unregistered common stock, and certain officers sold 550,000 shares of unregistered common stock. All of the officers of the Company exercised vested stock options from the Company. The total proceeds for the Company from the transaction was $3,383,000.

The Company's working capital position has improved significantly. Working capital increased to $8,795,752 at November 30, 1996 from $5,719,557 at August 31, 1996. The current ratio is 4.7 at November 30, 1996 versus 2.1 at August 31, 1996, and the debt to equity ratio is .01 at November 30, 1996 versus .06 at August 31, 1996.

Net cash used in operating activities for the first quarter of fiscal 1997 was $324,792. The Company operating cash uses included reductions of accounts payables of $1,892,472 with offsetting reductions in accounts receivables of $993,982, and operating cash provided from net income and non-cash deductions of $561,535.

Cash used for purchases of property and equipment of $140,764 was primarily for a hybrid CellPak demonstration system to be utilized in promoting the Company's wireless power systems. The system is located in Scottsdale, Arizona.

Cash provided by financing activities of $1,826,122 was comprised of proceeds from the GTC stock purchase agreement of $3,295,549, offset by reductions of bank lines and other debt of $1,423,292.

Although no assurances are possible, the Company believes that its future operating cash flows, available bank lines of credit, and ability to access additional equity, will provide adequate funding for current obligations, projected operations and planned expansion for the next twelve months and the foreseeable future.


                          PART II.  OTHER INFORMATION

Item 6.   Exhibits

     (a)  Exhibits

     The following Exhibits are filed as part of this Report:

                                                       Page or
Exhibit No.   Description                         Method of Filing

 11           Computation of Primary Net Income        11
              per Common Share



                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date:  January 14, 1997
PHOTOCOMM, INC.


By:  /s/ Robert R. Kauffman        By:  /s/ Thomas C. LaVoy
     ----------------------             -------------------
     Robert R. Kauffman                 Thomas C. LaVoy
     Chief Executive Officer            Chief Financial Officer
                                        (Duly Authorized Officer and
                                        Principal Financial Officer)

                                EXHIBIT 11
                              PHOTOCOMM, INC.
             COMPUTATION OF PRIMARY NET INCOME PER COMMON SHARE
                  (In thousands, except per share amounts)

                                     Quarter ended        Quarter ended
                                   November 30, 1996    November 30, 1995
                                   -----------------    -----------------
Net income                            $  453,142           $  219,780

Preferred stock dividends                (46,135)             (26,273)

Reduction of interest expense              N/A                  N/A

Interest revenue on assumed                N/A                  N/A
 purchase of the U.S. government
 securities
                                        --------             --------
Net income applicable to common       $  407,007           $  193,507
 stockholders                         ==========           ==========

Weighted average shares:
 Common shares outstanding            14,481,263           13,290,845

Common equivalent shares                 149,758              694,036
 issuable upon exercise of
 stock options (1)

Shares issuable upon conversion            N/A                  N/A
 of preferred stock
                                      ----------            ---------
Total weighted average shares,
 as adjusted                          14,631,021           13,984,881

Earnings per share                          $.03                 $.01

(1)  Amount calculated using the treasury stock method under the 20% rule.