Form 10QSB
period 1996-12-31
PHOTOCOMM INC
filed 1997-03-18
CIK 746255

UNITED STATES
                    SECURITIES AND EXCHANGE COMMISSION

                           Washington, D.C. 20549


                               FORM 10-QSB


     [ ]    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                OF THE SECURITIES AND EXCHANGE ACT OF 1934



     [X]     TRANSITION REPORT PURSUANT TO SECTION 13 OR
              15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from September 1, 1996 to December 31, 1996



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

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

Class                            Outstanding as of January 31, 1997

Common Stock, $0.10 par value                   16,157,694


Transitional Small Business Disclosure Form.  Yes (  )   No (X)

                                PHOTOCOMM, INC.

                                    INDEX


PART I    Financial Information                        Page Number

Item 1.   Financial Statements

          Consolidated Balance Sheets-December 31, 1996     3
            and August 31, 1996

          Consolidated Statements of Operations - Four      4
            Months ended December 31, 1996 and 1995

          Consolidated Statements of Stockholders' Equity,  5
            for the Four Months ending December 31, 1996

          Consolidated Statements of Cash Flows - Four      6
            Months ended December 31, 1996 and 1995

Item 2.   Management's Discussion and Analysis              7
          of Financial Condition and Results of
          Operations


PART II        Other Information

Item 1.   Legal Proceeding                                  10

Item 6.   Exhibits and Reports on Form 8-K                  11

PART 1.  FINANCIAL INFORMATION
Item 1.  Financial Statements

                   PHOTOCOMM, INC. AND SUBSIDIARIES
                     CONSOLIDATED BALANCE SHEETS
                            (UNAUDITED)

Assets                                       12/31/96       8/31/96

Current Assets:
  Cash and cash equivalents                 $1,377,898   $   200,105
  Accounts receivable, net                   4,557,102     5,599,356
  Inventories                                4,490,784     4,704,878
  Other current assets                         184,904       429,512
     Total Current Assets                   10,610,688    10,933,851

Property and equipment, net                  2,551,616     2,517,806
Deferred tax asset                             350,000       350,000
Other assets, net                            1,774,457     1,784,318
     Total Assets                          $15,286,761   $15,585,975
                                            ==========    ==========

Liabilities and Stockholders' Equity

Current Liabilities:
  Current installments of long-term debt    $  556,153    $   82,096
  Line of Credit                                  -        1,399,099
  Accounts payable                           1,695,266     3,654,464
  Other accrued expenses                     1,341,811        78,635
     Total Current Liabilities               3,593,230     5,214,294
Long-term debt, less current installments      134,490       638,388
     Total Liabilities                       3,727,720     5,852,682

Stockholders' Equity:
  Preferred stock:$.001 par value,
     5,000,000 shares authorized;
    Series A 12% convertible preferred stock,
     125,000 shares authorized; 38,972 and
     109,972 shares issued and outstanding,
     respectively                                   39           110
    Series AA 11% convertible preferred stock,
     200,000 shares authorized; 52,565
     shares issued and outstanding                  53            53
  Common stock: $.10 par value, 25,000,000
     shares authorized; 16,151,444 and
     14,307,444 shares issued and
     outstanding, respectively               1,615,144     1,430,744
  Additional paid-in capital                15,458,405    12,428,128
  Accumulated deficit                       (5,514,600)   (4,125,742)
     Total Stockholders' Equity             11,559,041     9,733,293
     Total Liabilities and Stockholders'
       Equity                              $15,286,761   $15,585,975
                                            ==========    ==========

                               PHOTOCOMM, INC.

                    CONSOLIDATED STATEMENTS OF OPERATIONS
                                 (UNAUDITED)


                                                Four Months Ended
                                                   December 31,

                                               1996          1995

Sales, net                                 $ 9,705,486   $ 6,718,802
Cost of sales                                7,507,952     5,012,289
     Gross profit                            2,197,533     1,706,513

Selling, general and                         3,540,050     1,481,310
 administrative expenses

     Income (loss) from operations          (1,342,517)      225,203

Other income (expenses):
     Interest expense                          (59,673)      (40,178)
     Other, net                                 13,332        37,355

Income (loss) before income taxes           (1,388,858)      222,380

Income tax                                        -             -

     Net income (loss)                      (1,388,858)      222,380

Preferred stock dividends                       67,753        60,505

Net income (loss) applicable to common
 stockholders                              $(1,456,611)  $   161,875
                                             =========      ========

Net income (loss) per common and common
 equivalent shares                         $     (.10)   $       .01
                                             =========      ========

Weighted average number of common
 shares and common equivalent shares        15,045,440    14,054,224
                                            ==========    ==========

                                     PHOTOCOMM, INC. AND SUBSIDIARIES

                              CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY

                                   FOR THE FOUR MONTHS ENDED DECEMBER 31, 1996

                                                    (UNAUDITED)

                              Convertible Preferred Stock
                              -------------------------------------------
                                   Series A   Series AA           Common Stock    Additional
                              ------- ------ -------  ----- ---------------------   Paid-In    Accumulated
                               Shares Amount Shares  Amount   Shares   Amount       Capital      Deficit    Total
                              ------- ------ ------  ------ ---------  --------   -----------  ------------ ------------
Balance, August 31, 1996      109,972 $110   52,565  $53    14,307,444 $1,430,744 $12,428,128  ($4,125,742)   $9,733,293

Common stock issued upon
 exercise of stock options                                     560,000     56,000     584,816                    640,816

Common stock issued as part
 of GTC purchase agreement                                   1,000,000    100,000   2,541,543                  2,641,543

Common stock issued upon
 conversion of preferred stock
 4 to 1                       (71,000) (71)                    284,000     28,400     (28,329)

Cash dividends on Series A
 and Series AA preferred stock                                                        (67,753)                   (67,753)

Net Loss                                                                                         (1,388,858)  (1,388,858)


                              ------- ----  ------- ------- ---------- ---------- -----------   -----------  -----------
Balance, December 31, 1996     38,972  $39   52,565     $53 16,151,444 $1,615,144 $15,458,405   ($5,514,600) $11,559,041
                              ======= ====  ======= ======= ========== ========== ===========   ===========  ===========


See accompanying notes to consolidated financial statements.

                         PHOTOCOMM, INC. AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                                    (UNAUDITED)

                                                 Four Months Ended
                                                    December 31,

                                                  1996        1995

Cash flows from operating activities:
Net income (loss)                            $(1,388,858) $  222,380
Adjustments to reconcile net income (loss)
 to net cash used in operating activities:
     Depreciation and amortization               148,982      99,124
     Increase in allowances for doubtful
      accounts & inventory obsolescence           20,161       7,713
     Decrease in accounts receivable           1,023,746     104,684
     Decrease (increase) in inventories          212,441  (1,144,207)
     (Decrease) increase in accounts payable
      and accrued expenses                      (696,022)    617,889
     Decrease in other current assets            244,608     116,891
          Net cash (used in) provided
           by operating activities              (434,942)     24,474

Cash flows from investing activities:
     Purchase of property and equipment         (155,419)    (46,465)
     Purchase of patents, trademarks and
      other assets                               (17,512)    (32,742)
          Net cash used in investing
           activities                           (172,931)    (79,207)

Cash flows from financing activities:
     Repayments of debt                       (1,428,940)   (252,436)
     Proceeds from issuance of common stock    3,282,359     332,817
     Cash dividends on preferred stock           (67,753)    (60,505)
          Net cash provided by financing
           activities                          1,785,666      19,876
Net increase (decrease) in cash and cash
 equivalents                                   1,177,793     (34,857)
Cash and cash equivalents at beginning
 of year                                         200,105     520,269
Cash and cash equivalents at end of quarter   $1,377,898   $ 485,412
                                               =========   =========

Item II. Management's Discussion and Analysis of Financial Conditions and Results of Operations

On February 3, 1997, the Board of Directors of Photocomm, Inc. (the "Company"), upon recommendation of the Board's Audit Committee, changed its fiscal year-end to a calendar year ending on December 31 of each year from August 31.

Results of Operations

Four months ended December 31, 1996 vs. four months ended December 31, 1995.

Sales: Sales for the four month period ended December 31, 1996 were $9,705,486, a 44% increase over sales of $6,718,802 for this same period of 1995. The four month period for 1996 included a $2.2 million shipment to Motorola Indonesia for 789 solar radio monitoring stations.

Distribution, wireless communications and international sales increased approximately 12% during the four month period ending December 31, 1996 versus the same 1995 period. In general, sales revenue increases are due to volume increases with little or no effect related to price changes.

Gross Profit: (Sales less cost of sales) increased 29% from $1,706,513 in the four month period ended December 31, 1995 to $2,197,533 in this same four month period in 1996. The gross profit for the 1996 period included a charge of $547,100 for slow moving inventories and other related items that have been determined to be either obsolete product lines or overvalued relative to the market. The increase in gross profit is primarily due to increased sales, with a 3% improvement in gross margin (exclusive of the $547,100 inventory adjustment) attributable to sales mix of higher profit manufactured products and industrial systems, versus lower margin distribution and international sales. The Company's sales mix in 1995 was approximately 60% industrial products and 40% distribution sales. During this same period in 1996, the mix shifted towards industrial products of approximately 70% and distribution of 30%. The shift was largely driven by the large Motorola sale for industrial systems.

Selling, General and Administrative Expenses (SG&A): SG&A expenses increased 139% from $1,481,310 in the four month period ended December 31, 1995 to $3,540,050 for the same period in 1996. The increase in SG&A in 1996 was largely driven by an approximate $1,300,000 charge, including accrued obligations relating to former executives of approximately $1,100,000, increased labor costs and expanded marketing programs.

Labor costs increased $430,000 in the four month period of 1996 as compared to the same period in 1995. Most of this increase was a result of salary increases and increased staffing of $230,000, and bonus and benefit awards or $200,000. Staffing increases were largely in industrial sales from the Company's start-up of its Australia subsidiary in October of 1996 and from its acquisition of Solarjack and Sunelco. The increase in sales and marketing expenses of $250,000 is attributed primarily to increased levels of promotion for the Company's new solar water pumping division and industrial markets.

Other Income (Expense): The Company's non-operating income and expense is primarily comprised of interest expense and consulting income. Interest expense increased in this four month period ended December 31, 1996 versus 1995 due to additional outstanding indebtedness through November 1996. The Company paid off bank lines of credit balances after the GTC closing on or about November 21, 1996.

Income Tax: The Company did not recognize any income tax benefit or expense for the four months ended December 31, 1996 or 1995. Realization of the net operating losses generated during the four months ended December 31, 1996, and the remaining operating losses generated in prior periods of $1,350,000, is dependent on generation of future taxable income and limited by ownership changes. At this time, management has not determined that it is more likely than not that all the deferred tax asset will be realized and has provided a valuation of $1,900,000. The realizability of the deferred tax asset will be monitored on a quarterly basis. The Company utilized net operating loss carryforwards of $65,000 in the four months ended December 31, 1995 to offset income tax expense.

Net Income (Loss): The Company experienced a net loss of ($1,388,858) in the four month period of 1996 versus net income of $223,380 for the same period in 1995. Without the inventory write-down and other accrued charges discussed above in the aggregate of $1,822,830, net income before taxes would have been $433,972, a 95% improvement from the prior year.

Liquidity and Capital Resources: On November 21, 1996, the Company entered into a new financial and strategic agreement with Golden Technologies Company, Inc. ("GTC"). In connection with the agreement, GTC acquired from the Company 1,000,000 shares of unregistered common stock for $2.75 a share resulting in net proceeds to the Company of $2,641,513. Additionally, exercise of vested stock option shares resulted in net proceeds to the Company of $640,816.

The Company's working capital position improved by 23% during the four months ended December 31, 1996. Working capital increased to $7,017,458 at December 31, 1996 from $5,719,557 at August 31, 1996.
The current ratio is 3.0 at December 31, 1996 versus 2.1 at August 31, 1996, and the debt to equity ratio is .6 at December 31, 1996 versus
 .7 at August 31, 1996. The Company has accrued approximately $1,100,000 in severance expenses under Agreements with former Company executives which are the subject of pending Arbitration Proceedings, which will require significant cash payments upon resolution of the proceedings. See "Legal Proceedings."

Net cash used in operating activities for the four month period ended December 31, 1996 was $434,942. The Company's operating cash uses include reduction of accounts payable of $696,022 and net losses of $1,268,858. Reduction in accounts receivables of $1,023,746 and inventories of $212,441 largely offset the cash uses described above.

Cash used for purchases of property and equipment of $155,419 was primarily for a hybrid CellPak demonstration system to be utilized in promoting the Company's wireless power systems. The system is located in Scottsdale, Arizona.

Cash provided by financing activities of $1,785,666 was comprised of proceeds from the GTC stock purchase agreement of $2,641,543 and exercise of employee stock options of $640,816, offset by reductions of bank lines and other debt of $1,428,940.

Although there can be no assurance, the Company believes that its future operating cash flows, anticipated bank lines of credit, and ability to access additional equity, will provide adequate funding for current obligations, projected operations and planned expansion for the next twelve months and the foreseeable future. The Company is currently in discussion with other banks and ACX Technologies to secure new lines of credit. The former bank line expired at the discretion of current management.

Forward-Looking Statements

These statements should be read in conjunction with the financial statements and notes thereto included in the Company's Form 10-K for the year ended August 31, 1996. The accompanying financial statements have not been examined by independent accountants in accordance with generally accepted auditing standards, but in the opinion of the management of Photocomm, such financial statements include all adjustments necessary to summarize fairly the Company's financial position and results of operations. All adjustments made to the interim financial statements presented are of a normal recurring nature. The results of operations for the four month period ended December 31, 1996 may not be indicative of results that may be expected for the year ending December 31, 1997.

Special Note on Forward Looking Statements

The statements made in this Report that are not historical facts contain forward-looking information that involves risks and uncertainties. Important factors that may cause actual results to differ from such forward-looking statements include, but are not limited to, market demand and acceptance of the Company's products, the impact of competitive technologies, products and services, risks associated with the pending Arbitration Proceedings and any other litigation and claims to which the Company may be a party, availability of capital resources, availability of critical materials or supply, the effect of economic and business conditions and other risks detailed from time to time in the Company's filings with the Securities and Exchange Commission.

PART II.  OTHER INFORMATION

Item 1.   Legal Proceedings

On February 25, 1997, the Company instituted arbitration proceedings before the American Arbitration Association ("AAA") in Phoenix, Arizona to enforce its agreements with its former chief executive officer, Robert R. Kauffman, and chief financial officer, Thomas C. LaVoy, and to resolve certain disputes primarily concerning the severance provisions of those agreements ("Arbitration Proceedings"). As previously announced, Mr. Kauffman's and Mr. LaVoy's employment was terminated by the Company's Board of Directors on January 31, 1997. Mr. Kauffman continues to serve as a director of the Company.

As previously disclosed, the Company entered into Executive Compensation Agreements with Messrs. Kauffman and LaVoy in November 1996 (the "Agreements"). Under the terms of the Agreements, the Company is obligated to provide certain severance benefits in the event of a termination of the executive's employment without cause. The severance benefits include a lump sum cash severance payment, accelerated vesting of all outstanding stock options and the continuation of certain other benefits specified in the Agreements. The Agreements provide that the severance payments and benefits shall not be made in an amount which shall result in payments and benefits in the aggregate being deemed an "excess parachute payment" pursuant to Section 280G of the Internal Revenue Code. The Agreements further provide that as a condition precedent to receiving any severance payments or benefits, each executive shall sign an appropriate legal release on the terms specified in the Agreements. The Agreements provide for mandatory arbitration of claims, disputes and other matters in question arising under the Agreements.

Mr. Kauffman and Mr. LaVoy have asserted various claims against the Company, including demands for compensation and benefits in addition to those provided by the Agreements, treble damages and demands that their Company Common Stock and options to purchase Company Common Stock be purchased by ACX Technologies, Inc., an affiliate of a major shareholder of the Company. Mr. Kauffman and Mr. LaVoy also have disputed that they are obligated under the Agreements to deliver legal releases of all legal claims as a condition to their receipt of severance and other benefits under the Agreements. The Company commenced the Arbitration Proceedings in order that the claims and allegations of Mr. Kauffman and Mr. LaVoy may be resolved through arbitration as required by the Agreements. The Arbitration Proceedings are in their initial stages, no response has been filed by Mr. Kauffman and Mr. LaVoy and accordingly, the Company is unable to predict the timing or ultimate resolution of the Arbitration Proceedings.

The descriptions in this Report of the Agreements and the Arbitration Proceedings are summaries and are qualified in their entirety by reference to the Exhibits to the Company's Current Report on Form 8-K dated February 25, 1997.

Item 6.   Exhibits and Reports on Form 8-K

     (a)  Exhibits

          The following Exhibits are filed as part of this Report:

                                                       Page or
Exhibit No.   Description                         Method of Filing

    11        Computation of Primary Net Income          11
              per Common Share

    27         Financial Data Schedule                   12


     (b)  Reports on Form 8-K

          No reports on Form 8-K were filed by the Company during the period for which this report is filed.



                                 SIGNATURES

In accordance with the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: March 18, 1997

PHOTOCOMM, INC.


By: /s/ John K. Coors                By: /s/ Jeffrey C. Brines
     John K. Coors                       Jeffrey C. Brines
     Chief Executive Officer             Chief Financial Officer
                                         (Duly Authorized Officer and
                                         Principal Financial Officer)

                               EXHIBIT 11


                             PHOTOCOMM, INC.

             COMPUTATION OF PRIMARY NET INCOME PER COMMON SHARE
                 (In thousands, except per share amounts)


                                  Quarter ended        Quarter ended
                                December 31, 1996    December 31, 1995

Net income (loss)                 $(1,388,858)          $  222,380

Preferred stock dividends              67,753               65,505

Reduction of interest expense           N/A                  N/A

Interest revenue on assumed             N/A                  N/A
 purchase of the U.S. government
 securities

Net (loss) applicable to common   $(1,456,611)          $  161,875
 stockholders                      ==========           ==========

Weighted average shares:
 Common shares outstanding         14,906,251           13,354,205

Common equivalent shares              139,189              700,019
 issuable upon exercise of
 stock options

Shares issuable upon conversion         N/A                  N/A
 of preferred stock

Total weighted average shares,     15,045,440           14,054,224
 as adjusted

Earnings (loss) per share              $(.10)                 $.01