Form 10QSB
period 1997-03-31
PHOTOCOMM INC
filed 1997-05-15
CIK 746255

                             UNITED STATES
                   SECURITIES AND EXCHANGE COMMISSION

                        Washington, D.C. 20549


                            FORM 10-QSB


     [X]    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
              OF THE SECURITIES AND EXCHANGE ACT OF 1934

            For the quarterly period ended March 31, 1997



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

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.


Class                                  Outstanding as of 4/30/97
-----                                   ----------------------
Common Stock, $0.10 par value                 16,209,744


Transitional Small Business Disclosure Form.  Yes ( )   No (X)

                            PHOTOCOMM, INC.

                                INDEX




PART I    Financial Information                        Page Number


Item 1.   Financial Statements

          Balance Sheets - March 31, 1997 and               3
            December 31, 1996

          Statements of Operations - Three Months ended     4
            March 31, 1997 and 1996

          Statements of Cash Flows - Three Months           5
            ended March 31, 1997 and 1996

          Notes to Financial Statements                     6


Item 2.   Management's Discussion and Analysis              6
          of Financial Condition and Results of
          Operations



PART II        Other Information

Item 1.   Legal Proceeding                                  9

Item 4.   Submission of Matters to a Vote of               10
          Security Holders

Item 6.   Exhibits and Reports on Form 8-K                 10

  PART I.  FINANCIAL INFORMATION, ITEM 1.  FINANCIAL STATEMENTS
 PHOTOCOMM, INC. AND SUBSIDIARIES,   CONSOLIDATED BALANCE SHEETS
                              (UNAUDITED)
Assets                                        3/31/97      12/31/96
------                                        -------      --------
Current Assets:
  Cash and cash equivalents                 $  536,579   $ 1,377,898
  Accounts receivable, net                   3,622,466     4,557,102
  Inventories                                5,652,978     4,490,784
  Other current assets                         167,369       184,904
                                             ---------    ----------
     Total Current Assets                    9,979,392    10,610,688
Property and equipment, net                  2,596,916     2,551,616
Deferred tax asset                             350,000       350,000
Other assets, net                            1,752,455     1,774,457
                                             ----------   ----------
     Total Assets                          $14,678,763   $15,286,761
                                            ==========    ==========

Liabilities and Stockholders' Equity
------------------------------------
Current Liabilities:
  Current installments of long-term debt    $   82,055    $  556,153
  Accounts payable                           1,802,893     1,695,266
  Other accrued expenses                     1,167,611     1,341,811
                                             ----------    ---------
     Total Current Liabilities               3,052,559     3,593,230
Long-term debt, less current installments      211,954       134,490
                                             ---------     ---------
     Total Liabilities                       3,264,514     3,727,720

Stockholders' Equity:
  Preferred stock:$.001 par value,
     5,000,000 shares authorized;
  Series A 12% convertible preferred stock,
     125,000 shares authorized; 38,972
     shares issued and outstanding                  39            39
  Series AA 11% convertible preferred stock,
     200,000 shares authorized; 48,365 and
     52,565 shares issued and outstanding,
     respectively                                   48            53
  Common stock: $.10 par value, 25,000,000
     shares authorized; 16,209,744 and
     16,151,444 shares issued and
     outstanding, respectively               1,620,974     1,615,144
  Additional paid-in capital                15,495,537    15,458,405
  Accumulated deficit                       (5,702,348)   (5,514,600)
                                             ---------     ---------
     Total Stockholders' Equity             11,414,250    11,559,041
     Total Liabilities and Stockholders'    ----------    ----------
       Equity                              $14,678,763   $15,286,761
                                            ==========    ==========
See accompanying notes to consolidated financial statements.

                              PHOTOCOMM, INC.
                   CONSOLIDATED STATEMENTS OF OPERATIONS
                              (UNAUDITED)


                                               Three Months Ended
                                                    March 31

                                               1997          1996
                                               ----          ----
Sales, net                                 $ 6,369,950   $ 4,923,100
Cost of sales                                4,818,833     3,432,396
                                             ---------     ---------
     Gross profit                            1,551,117     1,490,704

Selling, general and                         1,718,896     1,220,875
 administrative expenses                     ---------     ---------

     Income (loss) from operations            (167,779)      269,829

Other income (expenses):
     Interest expense                          (14,196)      (18,082)
     Other income (expense), net                (5,773)        6,599
                                             ---------      --------
Income (loss) before income taxes             (187,748)      222,395
                                             ---------      --------
Income tax                                        -             -
                                             ---------      --------
     Net income (loss)                        (187,748)      258,346

Preferred stock dividends                       14,519             0

Net income (loss) applicable to common
 stockholders                              $  (202,267)  $   258,346
                                             =========      ========

Net income (loss) per common and common
 equivalent shares                         $      (.01)  $       .02
                                             =========      ========

Weighted average number of common
 shares and common equivalent shares        16,464,711    15,111,435
                                            ==========    ==========

See accompanying notes to consolidated financial statements.

                     PHOTOCOMM, INC. AND SUBSIDIARIES
                   CONSOLIDATED STATEMENTS OF CASH FLOWS
                                (UNAUDITED)

                                                 Three Months Ended
                                                      March 31

                                                  1997        1996
Cash flows from operating activities:             ----        ----
Net income (loss)                             $ (187,748)  $ 258,346
Adjustments to reconcile net income to
 net cash used in operating activities:
     Depreciation and amortization               121,761     134,240
     (Decrease) increase in allowances for
      doubtful accounts & inventory obsolescence (28,087)     23,550
     Decrease in accounts receivable             943,279     667,715
     Increase in inventories                  (1,142,749) (1,030,351)
     Decrease in accounts payable and
      accrued expenses                           (66,573)   (224,050)
     Decrease (increase) in other current
      assets                                      17,535    (137,455)
          Net cash used in operating            --------    --------
           activities                           (342,582)   (308,005)
                                                --------    --------
Cash flows from investing activities:
     Purchase of property and equipment         (136,491)   (172,442)
     Purchase of patents, trademarks and
      other assets                                (7,982)   (393,539)
          Net cash used in investing            --------    --------
           activities                           (144,473)   (565,981)
                                                --------    --------
Cash flows from financing activities:
     Repayments of debt                         (498,884)    (33,841)
     Proceeds from issuance of debt              102,250     400,000
     Proceeds from issuance of common stock       56,889     145,626
     Cash dividends on preferred stock           (14,519)       -
          Net cash provided by (used in)         -------    --------
           financing activities                 (354,264)    511,785
                                                 -------    --------
Net decrease in cash and cash equivalents       (841,319)   (362,201)
Cash and cash equivalents at beginning         1,377,898     485,412
 of year                                       ---------     -------
Cash and cash equivalents at end of quarter   $  536,579   $ 123,211
                                               =========   =========

See accompanying notes to consolidated financial statements.

                                   PHOTOCOMM, INC.
                     NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   MARCH 31, 1997

NOTE 1.   Fiscal Year End

On February 2, 1997 the Board of Directors elected to change the fiscal year end of Photocomm, Inc. and its subsidiaries (the
"Company") from August 31 to December 31. As a result, the Company will be reporting interim financial information on a calendar quarterly basis.

NOTE 2.   Adoption of New Accounting Standards

Financial Accounting Standards No. 128, "Earnings per Share", was issued in February 1997. The adoption of this new accounting standard, which is required on December 31, 1997, will result in the restatement of earnings per share for all periods presented. Based on management's estimates, the adoption of this standard is not expected to have a material effect on the Company's financial statements.


Item 2. Management's Discussion and Analysis of Financial Conditions and Results of Operations

Business Overview

The Company is engaged in the manufacturing and marketing of solar electric systems in the United States and abroad. To facilitate a better understanding of the Company, the three major market areas of focus are outlined as follows:

(1.) Distribution business: The Company distributes products through dealer networks and retail catalog sales. This business is largely domestic, however, there is an investment commitment for expanding and developing international markets.

International distribution is currently centered in two regional centers. The Central and South America markets are serviced through an office in Florida, and on October 1, 1996 the Company opened an Australia office through a wholly-owned subsidiary, Photocomm Pty. Ltd. Although these offices are primarily focused on distribution sales, the Company believes that there are future growth opportunities in industrial applications worldwide.

Distribution sales have a steady level of base business, however, there are seasonal swings in this largely domestic segment which traditionally have resulted in increased levels of sales in the 2nd and 3rd quarters. As international growth continues, we expect the seasonality to diminish.

(2.) Industrial base business: Industrial applications sales are focused primarily within oil and gas communications and exploration markets, which are not seasonal in nature. Additionally, the Company expects this base business market to continue to grow as the Company develops new domestic customers and identifies applications internationally.

(3.) Industrial telecommunications business: Through developing relationships with local carriers and large Original Equipment Manufacturer's ("OEM's"), the Company has participated in large projects within the telecommunications industry. Historically it has not been possible to predict this activity quarter to quarter. However, as these relationships continue to develop and new OEM customer relationships are built, the Company expects to maintain a more consistent level of this business.

Results of Operations

Three months ended March 31, 1997 vs. three months ended March 31, 1996.

Sales: Sales for the first quarter of 1997 were $6,369,950, a 29% increase over sales of $4,923,100 for the first quarter of 1996.
First quarter revenue included an increase in base business operations of 15% and sales of $720,000 from the newly formed Australia subsidiary, Photocomm, Pty. Ltd.

The Company sales mix in 1997 was approximately 50% industrial products and 50% distribution sales as compared to 60% industrial products and 40% distribution during the first quarter 1996. The shift was largely due to the addition of the Australia subsidiary which is primarily a distribution business.

Gross Profit: (Sales less cost of sales) increased 4% from $1,490,704 in first quarter 1996 to $1,551,117 in first quarter of 1997. Gross profit margins decreased from 30% in the first quarter of 1996 to 24% in the first quarter of 1997. The decrease in gross profit is primarily due to a higher mix of distribution sales, short-term solar panel supply shortages and the corresponding price increase of these items. Historically, gross margins are higher within the industrial product group as compared to the distribution group. The panel shortages are currently industry-wide and the Company is diligently working with suppliers to resolve this issue long-term. Additionally, the Australia operation has experienced lower gross profit margins relative to the Company base business. As the distribution business continues to grow in Australia, we expect the gross profit margins to be comparable to our domestic base business.

Selling, General and Administrative Expenses (SG&A): SG&A expenses increased 41% from $1,220,875 in the first quarter of 1996 to $1,718,896 in the first quarter of fiscal 1997. The increase in SG&A expenses are primarily attributed to staffing increases in marketing and sales personnel, and marketing related activities which is intended to support continued growth in the industrial and distribution groups for both domestic and international markets.

Other Income (Expense): The Company's non-operating income and expense is primarily comprised of interest expense and consulting income.

Income Tax: The Company did not recognize any income tax benefit or expense for the three months ended March 31, 1997 or 1996. Realization of the net operating losses generated during the three months ended March 31, 1997 and the remaining operating losses generated in prior periods of $1,350,000, is dependent on generation of future taxable income and limited by ownership changes. At this time, management has not determined that it is more likely than not that all the deferred tax asset will be realized and has provided a valuation of $1,900,000. The realizability of the deferred tax asset will be monitored on a quarterly basis.

Net Loss: The Company experienced a net loss of $(187,748), $(.01) per common share, for the first quarter of 1997 versus net income of $258,346, $.02 per common share, for the first quarter of 1996. The lower sales margin and increased SG&A expenses as discussed above are primarily responsible for this decrease.

Liquidity and Capital Resources: The Company's working capital position has declined in the first quarter of 1997. Working capital decreased to $6,926,838 at March 31, 1997 from $7,017,458 at December 31, 1996. The current ratio is 3.3 at March 31, 1997 versus 3.0 at December 31, 1996. The Company has accrued approximately $1,100,000 in severance expenses under Agreements with former Company executives which are the subject of pending Arbitration Proceedings, and are expected to require significant cash payments upon resolution of the proceedings. See "Legal Proceedings."

Net cash used in operating activities for the first quarter of fiscal 1997 was $342,582. The Company's operating cash uses included net losses and increases in inventories of $1,330,497, offset by decreases in accounts receivable and other current assets of $960,814.

Cash used for purchases of property and equipment of $136,491 was primarily used for upgrading equipment in the manufacturing and engineering operations of the Company.

Cash used in financing activities of $354,264 was comprised of proceeds from issuances of debt and exercise of employee stock options of $159,139 offset by the repayment of debt of $498,884.

Although no assurances are possible, the Company believes that its future operating cash flows, anticipated bank lines of credit, and ability to access additional equity, will provide adequate funding for current obligations, projected operations and planned expansion for the next twelve months and the foreseeable future. The Company is currently in discussions to secure new lines of credit.

These statements should be read in conjunction with the financial statements and notes thereto included in the Company's Form 10-K for the year ended August 31, 1996. The accompanying financial statements have not been examined by independent accountants in accordance with generally accepted auditing standards, but in the opinion of the management of Photocomm, such financial statements include all adjustments necessary to summarize fairly the Company's financial position and results of operations. All adjustments made to the interim financial statements presented are of a normal recurring nature. The results of operations for the three month period ended March 31, 1997 may not be indicative of results that may be expected for the year ending December 31, 1997.

Forward-Looking Statements

The statements made in this Report that are not historical facts contain forward-looking information that involves risks and uncertainties. Important factors that may cause actual results to differ from such forward-looking statements include, but are not limited to, market demand and acceptance of the Company's products, the impact of competitive technologies, products and services, risks associated with the pending Arbitration Proceedings and any other litigation and claims to which the Company may be a party, availability of critical materials or supply, the effect of economic and business conditions and other risks detailed from time to time in the Company's filings with the Securities and Exchange Commission.


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

Mr. Kauffman and Mr. LaVoy have asserted various claims against the Company, including demands for compensation and benefits in addition to those provided by the Agreements, treble damages and demands that their Company Common Stock and options to purchase Company Common Stock be purchased by ACX Technologies, Inc., an affiliate of a major shareholder of the Company. Mr. Kauffman and Mr. LaVoy also have disputed other terms of the Agreements and have refused to deliver legal releases of all legal claims as a condition to their receipt of severance and other benefits under the Agreements. The Company commenced the Arbitration Proceedings in order that the claims and allegations of Mr. Kauffman and Mr. LaVoy may be resolved through arbitration as required by the Agreements. The Arbitration Proceedings are in their initial stages, no response has been filed by Mr. Kauffman and Mr. LaVoy and accordingly, the Company is unable to predict the timing or ultimate resolution of the Arbitration Proceedings.

The descriptions in this Report of the Agreements and the Arbitration Proceedings are summaries and are qualified in their entirety by reference to the Exhibits to the Company's Current Report on Form 8-K dated February 25, 1997.

Item 4.   Submission of Matters to a Vote of Security Holders

On January 31, 1997, the Company held its Annual Meeting of
Shareholders and elected the following persons as Directors, consisting of the entire Board of Directors:

Jeffrey H. Coors              Chairman of the Board
Donald E. Anderson            Director
Walter M. Baker               Director
Jed J. Burnham                Director
John K. Coors                 Director
Robert R. Kauffman            Director
Gerrit J. Wolfaardt           Director

There were no other matters voted on at the meeting.

Item 6.   Exhibits and Reports on Form 8-K

     (a)  Exhibits

          The following Exhibits are filed as part of this Report:

                                                       Page or
Exhibit No.   Description                         Method of Filing
-----------   -----------                         ----------------
    11        Computation of Primary Net Income          12
              per Common Share

    27        Financial Data Schedule                    13


     (b)  Reports on Form 8-K

          A report on Form 8-K was filed on February 10, 1997 to report the change of fiscal year end, change in corporate auditors, change in management of the Company and election of members of the Board of Directors.

A report on Form 8-K was filed on February 25, 1997 to report institution of arbitration proceedings to enforce agreements with former executives.


                             SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date:  May 14, 1997

PHOTOCOMM, INC.


By:  /s/John K Coors                  By:/s/Jeffrey C. Brines
     --------------------                --------------------
     John K. Coors                       Jeffrey C. Brines
     Chief Executive Officer             Chief Financial Officer
                                         (Duly Authorized Officer and
                                         Principal Financial Officer)

                                   EXHIBIT 11


                                 PHOTOCOMM, INC.

             COMPUTATION OF PRIMARY NET INCOME PER COMMON SHARE
                 (In thousands, except per share amounts)


                                  Quarter ended        Quarter ended
                                  March 31, 1997       March 31, 1996
                                   ------------        --------------
Net income (loss)                  $ (187,748)          $ 258,346

Preferred stock dividends             (14,519)               -

Reduction of interest expense           N/A                 N/A

Interest revenue on assumed             N/A                 N/A
 purchase of the U.S. government
 securities                           -------             -------

Net income (loss) applicable to    $ (202,267)          $ 258,346
 common stockholders                ==========           =========

Weighted average shares:
 Common shares outstanding         16,164,898          14,031,790

Common equivalent shares
 issuable upon exercise of
 stock options                        299,813             639,757

Shares issuable upon conversion         N/A                 N/A
 of preferred stock                 ---------            --------

Total weighted average shares,
 as adjusted                       16,464,711          14,671,547

Earnings (loss) per share               $(.01)               $.02