Form 10QSB
period 1997-06-30
PHOTOCOMM INC
filed 1997-08-14
CIK 746255

UNITED STATES
                     SECURITIES AND EXCHANGE COMMISSION

                           Washington, D.C. 20549


                                 FORM 10-QSB


     [X]    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                  OF THE SECURITIES AND EXCHANGE ACT OF 1934

                 For the quarterly period ended June 30, 1997



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

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.


Class                                  Outstanding as of 7/31/97

Common Stock, $0.10 par value                 16,230,294


Transitional Small Business Disclosure Form.  Yes ( )   No (X)

                                PHOTOCOMM, INC.

                                    INDEX




PART I    Financial Information                        Page Number


Item 1.   Financial Statements

          Consolidated Balance Sheet - June 30, 1997        3
            and December 31, 1996

          Consolidated Statement of Operations -            4
            Three and Six Months ended June 30, 1997
            and 1996

          Consolidated Statement of Cash Flows -            5
            Six Months ended June 30, 1997 and 1996

          Notes to Consolidated Financial Statements        6


Item 2.   Management's Discussion and Analysis              6
          of Financial Condition and Results of
          Operations



PART II        Other Information

Item 1.   Legal Proceedings                                 9

Item 6.   Exhibits and Reports on Form 8-K                  11


I.  FINANCIAL INFORMATION
ITEM 1.  FINANCIAL STATEMENTS
                   PHOTOCOMM, INC. AND SUBSIDIARIES
                     CONSOLIDATED BALANCE SHEET
                            (UNAUDITED)

Assets                                        6/30/97      12/31/96

Current Assets:
  Cash and cash equivalents                 $1,815,072   $ 1,377,898
  Accounts receivable, net                   4,477,719     4,557,102
  Inventories                                5,576,833     4,490,784
  Other current assets                         173,536       184,904
     Total Current Assets                   12,043,160    10,610,688
Property and equipment, net                  2,555,901     2,551,616
Deferred tax asset                             350,000       350,000
Other assets, net                            1,721,886     1,774,457
     Total Assets                          $16,670,947   $15,286,761
                                            ==========    ==========

Liabilities and Stockholders' Equity

Current Liabilities:
  Current installments of long-term debt    $   60,155    $  556,153
  Accounts payable                           2,081,976     1,695,266
  Other accrued expenses                     1,180,139     1,341,811
     Total Current Liabilities               3,322,270     3,593,230
Long-term debt, less current installments    2,211,953       134,490
     Total Liabilities                       5,534,223     3,727,720

Stockholders' Equity:
  Preferred stock:$.001 par value,
     5,000,000 shares authorized;
  Series A 12% convertible preferred stock,
     125,000 shares authorized; 38,972
     shares issued and outstanding                  39            39
  Series AA 11% convertible preferred stock,
     200,000 shares authorized; 44,165 and
     52,565 shares issued and outstanding,
     respectively                                   44            53
  Common stock: $.10 par value, 25,000,000
     shares authorized; 16,230,294 and
     16,151,444 shares issued and
     outstanding, respectively               1,623,029     1,615,144
  Additional paid-in capital                16,133,372    15,458,405
  Accumulated deficit                       (6,619,760)   (5,514,600)
     Total Stockholders' Equity             11,136,724    11,559,041
     Total Liabilities and Stockholders'
       Equity                              $16,670,947   $15,286,761
                                            ==========    ==========

See accompanying notes to consolidated financial statements.


                   PHOTOCOMM, INC. AND SUBSIDIARIES
                CONSOLIDATED STATEMENT OF OPERATIONS
                             (UNAUDITED)


                         Three Months Ended       Six Months Ended
                              June 30                 June 30
                         1997        1996         1997        1996

Net sales             $7,865,304  $5,264,688  $14,235,254 $10,187,788
Cost of sales          6,511,112   3,965,596   11,520,632   7,540,275
     Gross profit      1,354,192   1,299,092    2,714,622   2,647,513

Selling, general and
 administrative
 expenses              2,270,444   1,156,591    3,798,653   2,235,183

    Income (loss) from  (916,252)    142,501   (1,084,031)    412,330
     operations

Other income (expense):
    Interest expense      (8,943)    (27,936)     (23,139)    (46,018)
    Other income, net      7,783      16,789        2,010      23,388
    Income tax              -           -            -           -

Net income (loss)       (917,412)    131,354   (1,105,160)    389,700


Preferred stock
 dividends               (13,132)    (26,590)     (27,651)    (26,590)

Net income (loss)
 applicable to common
 stockholders          $(930,544)  $ 104,764  $(1,132,811)  $ 363,110
                        ========     =======   ==========    ========

Net income (loss) per
 share                $    (0.06)  $    0.01  $      (.07)  $     .02
                        ========    ========     ========     =======

Weighted average
 number of common
 shares outstanding   16,365,764  14,854,163   16,009,644  14,756,595
                      ==========  ==========   ==========  ==========

See accompanying notes to consolidated financial statements.


                     PHOTOCOMM, INC. AND SUBSIDIARIES
                  CONSOLIDATED STATEMENT OF CASH FLOWS

                              (UNAUDITED)

                                                  Six Months Ended
                                                       June 30
                                                  1997        1996
Cash flows from operating activities:
Net income (loss)                            $(1,105,160)  $ 389,700
Adjustments to reconcile net income to
 net cash used in operating activities:
     Depreciation and amortization               243,531     176,748
     Non-cash settlement charge                  650,000        -
     Decrease (increase) in accounts receivable   79,383  (1,082,698)
     Increase in inventories                  (1,086,049)   (313,235)
     Increase (decrease) in accounts payable
      and accrued expenses                       225,038    (264,943)
     Decrease (increase) in other current
      assets                                      11,368    (313,314)
          Net cash used in operating
           activities                           (981,889) (1,407,742)

Cash flows from investing activities:
     Purchase of property and equipment         (186,677)   (681,767)
     Purchase of patents, trademarks and
      other assets                                (7,988) (1,079,589)
          Net cash used in investing
           activities                           (194,665) (1,761,356)

Cash flows from financing activities:
     Repayments of debt                         (520,785)    (66,922)
     Proceeds from issuance of debt            2,102,250   1,299,099
     Proceeds from issuance of common stock       59,914   1,512,962
     Cash dividends on preferred stock           (27,651)    (26,590)
          Net cash provided by financing
           activities                          1,613,728   2,718,549
Net increase (decrease) in cash and cash
 equivalents                                     437,174    (450,549)
Cash and cash equivalents at beginning
 of year                                       1,377,898     485,412
Cash and cash equivalents at end of period    $1,815,072   $  34,863
                                               =========   =========

See accompanying notes to consolidated financial statements.


                            PHOTOCOMM, INC.
              NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                             JUNE 30, 1997


NOTE 1.   Fiscal Year End

On February 2, 1997 the Board of Directors elected to change the fiscal year end of Photocomm, Inc. and its subsidiaries (the
"Company") from August 31 to December 31. As a result, the Company now reports interim financial information on a calendar quarterly basis.

NOTE 2.   Adoption of New Statement of Financial Accounting Standard

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

NOTE 3.   Reclassifications

Certain reclassifications have been made in the 1996 financial statements to conform to the classifications used in 1997.

NOTE 4.   Legal Proceedings

On July 22, 1997, the Company reached a settlement of the pending arbitration proceedings with former executives Robert Kauffman and Thomas LaVoy.

In connection with the settlement, the Company paid severance benefits and attorney's fees. To facilitate the settlement, two of the Company's directors purchased all outstanding stock options from Mr. Kauffman. The Company retired 100,000 stock options held by Mr. LaVoy. In addition to the approximate $1.2 million reserve previously announced for severance under the employment agreements, the settlement agreements resulted in an aggregate one-time charge of approximately $800,000, of which $650,000 was non-cash.



Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

Business Overview

The Company is engaged in the manufacturing and marketing of solar electric systems in the United States and abroad. To facilitate a better understanding of the Company, the three major market areas of focus are outlined as follows:

(1.) Distribution business: The Company distributes products through dealer networks and retail catalog sales. This business is largely domestic, however, there is an investment opportunity for expanding and developing international markets.

International distribution is currently centered in two regional centers. The Central and South America markets are serviced through an office in Florida, and on October 1, 1996 the Company opened an Australia office through a wholly-owned subsidiary, Photocomm Pty. Ltd. Although these offices are primarily focused on distribution sales, the Company will also pursue future growth opportunities in industrial applications worldwide.

Distribution sales have a steady level of base business, however, there are seasonal swings in this largely domestic segment which traditionally have resulted in increased levels of sales in the second and third quarters. As international growth continues, the Company expects the seasonality to diminish.

(2.) Industrial base business: Industrial applications sales are focused primarily within oil and gas communications and exploration markets, which are typically not seasonal in nature. Additionally, the Company expects this base business market to continue to grow as the Company develops new domestic customers and identifies applications internationally.

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

On July 2, 1997, the Company purchased certain assets and contracts of Integrated Power Corporation, Inc. from Westinghouse Electric Corporation for $450,000. Integrated Power Corporation specializes in highly engineered alternative power systems incorporating solar, wind and diesel generators. IPC has historically focused on markets in North Africa and the Middle East. The products of Integrated Power Corporation have largely served customers in the industrial telecommunications business.

Results of Operations

The following discussion is for the three months ended June 30, 1997 compared to three months ended June 30, 1996 and the six months ended June 30, 1997 compared to the six months ended June 30, 1996.

Sales: Net sales for the second quarter of 1997 were $7,865,304, a 49% increase over sales of $5,264,688 for the second quarter of 1996. Net sales for the six months in 1997 were $14,235,254, a 40% increase over 1996 net sales of $10,187,788.

The second quarter sales growth resulted from increases in industrial telecommunication which grew over $1.6 million and distribution business sales growth of 54%. The distribution business net sales increased equally among domestic and international markets. These increases were offset somewhat by a 32% decline in the industrial base business caused by customer delayed shipments. Orders currently in place for the industrial base business are expected to more than compensate for the second quarter delay.

The six month sales growth was from the distribution base business of over 55%, growth in the industrial telecommunications market of 37%, and growth in the base business of 11%.

The sales mix between distribution/industrial markets was 54%/46% in the second quarter of 1997 compared to 50% for each market in the second quarter of 1996. The six month comparison was 57%/43% in 1997 compared to 51%/49% in 1996.

Gross margin (gross profit divided by net sales): Gross margin declined to 17% in 1997 from 25% in 1996 for the second quarter and to 19% in 1997 from 26% in 1996 for the six months. The decrease in gross margin for the second quarter was principally from the decline in sales for the industrial base business. The decline in this business resulted in fewer costs being capitalized to products and inefficiencies in the manufacturing operations. The product mix discussed above also contributed to the margin decline in the second quarter and for the six months because gross margins are typically higher for the industrial markets when compared to the distribution markets. Additionally, the international distribution operations have experienced lower gross margins relative to the other distribution business. As the international operation continues to grow, management expects the gross margins to be comparable to the domestic base business.

Selling, General and Administrative Expenses (SG&A): SG&A expenses were $2,270,444 for the quarter and $3,798,653 for the six months ended June 30, 1997 compared to $1,156,591 and $2,235,183, a 96% and
70% increase from the same periods in 1996. This increase is largely attributed to a compensation charge of approximately $800,000 associated with the severance agreements with former executives of the Company. These agreements are discussed more extensively in Part II,
Item 1 of this Quarterly Report.

Excluding the charge, SG&A expenses would have been $1,470,444 and $2,998,653 for the second quarter and six months ended June 30, 1997, a 27% and 34% increase from the same 1996 periods. The increase is primarily attributed to staffing increases in sales and marketing personnel, and marketing related activities which are supporting the continued growth for both domestic and international markets.

Net of the severance charges, SG&A expenses as a percentage of sales declined to 19% in the second quarter of 1997 as compared to 22% for the same period in 1996, and declined to 21% for six months ended June 30, 1997 compared to 22% for the same period in 1996.

Other Income (Expense): The Company's non-operating income and expense is primarily comprised of interest expense and consulting income.

Income Tax: The Company has not recognized any income tax benefit for the three and six month period ended June 30, 1997. Realization of the net operating losses generated during 1997, and the remaining operating losses generated in prior periods of $1,350,000, is dependent on generation of future taxable income and is limited by ownership changes. At this time management has not determined that it is more likely than not that the entire deferred tax asset will be realized and has provided a valuation allowance of $1,900,000 against the Company's deferred tax asset. The realizability of the deferred tax asset will be monitored on a quarterly basis.

No income tax expense was provided for during the three and six month periods ended June 30, 1996 due to existence of net operating loss carryforwards.

Liquidity and Capital Resources: The Company s working capital position has increased in the second quarter of 1997. Working capital increased to $8,720,890 at June 30, 1997 from $7,017,458 at December 31, 1996. The current ratio is 3.6 at June 30, 1997 versus 3.0 at December 31, 1996. Accrued expenses of approximately $1,180,000 at June 30, 1997 represent severance expenses with former Company executives. See "Legal Proceedings".

Net cash used in operating activities for the first two quarters of 1997 was $981,889. The Company's operating cash uses included net losses of $1,105,160, offset by a non-cash settlement charge of $650,000, and increases in inventories of $1,086,049. This was offset by changes in accounts receivable and accounts payables of $304,421.

Cash used for purchases of equipment for six months ending June 30, 1997 was $186,677. These capital expenditures were for upgrading equipment in the manufacturing and engineering operations of the Company.

Cash generated in financing activities of $ 1,613,728 was comprised of proceeds from a line of credit provided by majority shareholder ACX Technologies, Inc. of $2,000,000. Currently, the Company has drawn on 100% of this line of credit. The significant terms of this agreement include an interest rate of 1% less than the monthly prime rate, a three year term, and interest to be paid quarterly. The proceeds from employee stock options being exercised and the repayment of debt of $45,250 and $520,785, respectively, represent the other significant financing activities for the six month period ended June 30, 1997.

Although no assurances are possible, the Company believes that its future operating cash flows and available line of credit from the majority shareholder, ACX Technologies, will provide adequate funding for current obligations, projected operations and planned expansion for the next twelve months and for the foreseeable future.

These statements should be read in conjunction with the financial statements and notes thereto included in the Company's Form 10-KSB for the year ended August 31, 1996. The accompanying financial statements have not been examined by independent accountants in accordance with generally accepted auditing standards, but in the opinion of the management of Photocomm, such financial statements include all adjustments necessary to summarize fairly the Company's interim financial position and results of operations. All adjustments made to the interim financial statements presented are of a normal recurring nature. The results of operations for the three month and six month periods ended June 30, 1997 may not be indicative of results that may be expected for the year ending December 31, 1997.

Forward-Looking Statements

The statements made in this report that are not historical facts contain forward-looking information that involve risks and uncertainties. Important factors that may cause actual results to differ from such forward-looking statements include, but are not limited to, market demand and acceptance of the Company's products, the impact of competitive technologies, products and services, risks associated with international operations including currency fluctuations, litigation, seasonality, claims to which the Company may be a party, availability of critical materials or supply, the Company's ability to manage planned expansion of its business and to integrate acquisitions of other businesses, the effect of economic and business conditions and other risks detailed from time to time in the Company's filings with the Securities and Exchange Commission.

PART II.  OTHER INFORMATION

Item 1.   Legal Proceedings

On July 22, 1997, the Company reached a settlement of the pending arbitration proceedings with former executives Robert Kauffman and Thomas LaVoy.

In connection with the settlement, the Company paid severance, benefits and attorney s fees. To facilitate the settlement, two of the Company s directors purchased all outstanding stock options from Mr. Kauffman. The Company retired 100,000 stock options held by Mr. LaVoy. In addition to the approximate $1,200,000 reserve previously announced for severance under the employment agreements, the settlement agreements resulted in an additional aggregate one-time charge of approximately $800,000, of which $650,000 was non-cash. As an additional provision of the agreement, Mr. Kauffman resigned as a director of the Company.

As previously provided in the employment agreement, the Company s majority shareholder, ACX Technologies, Inc. (NYSE:ACX) purchased 500,000 shares of common stock and common stock equivalents from Mr. Kauffman. ACX also made a $2,000,000 non-recourse loan to Mr. Kauffman, secured by his remaining 1 million shares of common stock of the Company.


Item 6.   Exhibits and Reports on Form 8-K

     (a)  Exhibits

          The following Exhibits are filed as part of this Report:

                                                       Page or
Exhibit No.   Description                         Method of Filing

    10.1      Settlement Agreement with Robert Kauffman  12

    10.2      Settlement Agreement with Thomas LaVoy     27

    27        Financial Data Schedule                    39


     (b)  Reports on Form 8-K

          No reports on Form 8-K were filed during the quarter ended June 30, 1997.



                                  SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: August 13, 1997

PHOTOCOMM, INC.


By:  /s/John K. Coors               By:  /s/ Jeffrey C. Brines
     John K. Coors                       Jeffrey C. Brines
     Chief Executive Officer             Chief Financial Officer


                          Exhibit 10.1
                      SETTLEMENT AGREEMENT
                       AND MUTUAL RELEASE


     THIS SETTLEMENT AGREEMENT AND MUTUAL RELEASE ("Agreement") is made and entered into as of the Effective Date (defined in Section 1 below), by and among Robert R. Kauffman, a married man, dealing with his sole and separate property ("Executive"), ACX Technologies, Inc., a Colorado corporation ("ACX"), Golden Technologies Company, Inc., a Colorado corporation ("Golden"), and Photocomm, Inc., an Arizona corporation ("Photocomm") (collectively ACX, Golden and Photocomm shall be referred to as "Companies" and individually as a "Company").

                            RECITALS

     A. Executive was advised that on January 31, 1997 his employment with Photocomm was terminated ("Termination Date").

     B. Executive has asserted claims against the Companies arising out of his employment relationship with Photocomm and the circumstances under which ACX and Golden acquired their interest in Photocomm.

     C. The parties wish to memorialize the terms and conditions of the termination of Executive's employment with Photocomm and the settlement of all other claims between Executive on the one hand and the Companies on the other hand, and in connection therewith the parties wish to exchange mutual releases as set forth herein.

                           AGREEMENT

     NOW THEREFORE, in consideration of the acts, payments, covenants and mutual agreements herein described and agreed to be performed, Executive and the Companies agree as follows:

     1. Effective Date. As used in this Agreement, "Effective Date" means the date on which all of the following conditions are satisfied: (a) all parties hereto shall have executed this Agreement and delivered it to the other parties hereto, (b) the revocation period set forth in Section 17 below shall have expired, and (c) Executive shall have delivered to Photocomm the written confirmation contemplated by Section 6.2 below.

     2. Executive Consideration. In exchange for the consideration set forth herein, Photocomm agrees to provide the following benefits to Executive.

          2.1 Severance Pay. Within three (3) business days after the Effective Date, Photocomm shall pay Executive a lump sum severance payment in the amount of $394,505.00 (less ordinary payroll deductions required by law in the amounts set forth in Exhibit A attached hereto).

          2.2 Benefits. In lieu of life, disability, and Supplemental Medical Expense Reimbursement benefits Photocomm shall pay to Executive a lump sum payment of $37,399.00, payable within three (3) business days after the Effective Date (less ordinary payroll deductions required by law in the amounts set forth in Exhibit A attached hereto). Executive agrees to pay any and all taxes associated with the items set forth in this
Section 2.2.

          2.3 Personal Expenses. Within three (3) business days after the Effective Date, Photocomm shall pay Executive a lump sum payment of $21,551.00 in lieu of personal financial, legal, and tax services (less ordinary payroll deductions required by law in the amounts set forth in Exhibit A attached hereto).

          2.4 Allowance. Within three (3) business days after the Effective Date, Photocomm shall pay to Executive the following lump sum payments:

                    (A)  $3,448.00 in lieu of membership in the
               Scottsdale Princess Health Club (less ordinary payroll deductions required by law in the amounts set forth in Exhibit A attached hereto).

                    (B)  $16,800.00 in lieu of a monthly car
               allowance (less ordinary payroll deductions required by law in the amounts set forth in Exhibit A attached hereto).

                    (C)  $2,155.00 in lieu of reimbursement of
               the subscription price for certain publications (less ordinary payroll deductions required by law in the amounts set forth in Exhibit A attached hereto).

                    (D)  $15,132.00 in lieu of reimbursement for
               COBRA premiums (less ordinary payroll deductions required by law in the amounts set forth in Exhibit A attached hereto). Executive shall be responsible for complying with all notice, filing and payment requirements in connection with COBRA coverage.

Executive agrees to pay any and all taxes associated with the items set forth in this Section 2.4.

          2.5 Benefits Prior to Termination. Within three (3) business days after the Effective Date, Photocomm shall pay to Executive $12,145.00 for unused vacation benefits he claims accrued prior to the Termination Date (less ordinary payroll deductions required by law in the amounts set forth in Exhibit A attached hereto). Photocomm shall cooperate with Executive to administer any rollover of assets requested by Executive from the 401k Plan account of Executive administered by Photocomm, in accordance with the terms and conditions of such plan.

          2.6 Settlement Payment. As additional consideration for the agreements of Executive set forth herein, within three
(3) business days after the Effective Date, Photocomm shall pay to Executive a lump sum settlement payment in the amount of $135,000 (less ordinary payroll deductions required by law in the amounts set forth in Exhibit A attached hereto).

     3.   Transactions with Respect to Executive's Stock.

                    (A)  Purchase of Put Shares.  Within three
               (3) business days after the Effective Date, ACX shall purchase from Executive and Executive shall sell to ACX all right, title, and interest in and to 35,763 shares of Photocomm Series A Convertible Preferred Stock, 40,000 shares of Photocomm Series AA Convertible Preferred Stock and 197,000 shares of Photocomm common stock (collectively "Put Shares"), for the aggregate purchase price of $1,375,000.00, payable in immediately available funds, upon Executive delivering to ACX the original stock certificates representing the Put Shares together with stock powers executed in blank with respect thereto.

                    (B)  Nonrecourse Loan Secured by Executive's
               Stock. Within three (3) business days after the Effective Date, ACX shall loan to Executive $2,000,000 (the "Executive Loan") on the terms and conditions set forth in the Promissory Note ("ACX Note") and Pledge Agreement ("Pledge Agreement") attached hereto as Exhibit B. The Executive Loan shall be nonrecourse, secured by 1,000,000 shares of Photocomm common stock (collectively, the "Pledged Shares"). The Executive Loan shall bear interest at the three-year Treasury rate, reset annually, in effect from time to time and all principal and accrued interest shall be due and payable on the third anniversary of the Effective Date.

     4. Modification of Stock Options; Consent to Transfer. Executive holds options to purchase Photocomm common stock as set forth on Exhibit C attached hereto (the "Executive Options"), pursuant to Non-Statutory Stock Option Agreements dated
December 1, 1993, December 1, 1994 and December 1, 1995 (the "Pre-1996 Agreements") and as of January 1, 1997 (the "1997 Agreement"), copies of which are attached hereto as part of Exhibit C (collectively, the "Option Agreements"). The Executive Options and Option Agreements shall remain in full force and effect following the Effective Date, subject to the following amendments:

          4.1  Amendment of Pre-1996 Agreements.  The Pre-1996
Agreements shall be amended, effective as of the Effective Date, as set forth in Exhibit D attached hereto.

          4.2 Amendment of 1997 Agreement. The 1997 Agreement shall be amended, effective as of the Effective Date, as set forth in Exhibit E attached hereto.

          4.3 Consent to Transfer. The Company hereby consents to the transfer of the Executive Options as set forth in Exhibit
D and Exhibit E.

     5.   Representations and Warranties.

          5.1 Companies Representations. Each of the Companies hereby represents and warrants to Executive, which representations and warranties shall survive consummation of the transactions contemplated by this Agreement, as follows:

                    (A)  That the execution, delivery and
               performance of this Agreement and of any other documents contemplated by this Agreement to which it is a party, and the consummation of the transactions contemplated hereby and thereby, have been duly authorized by its respective Board of Directors, and each of and all such agreements have been duly executed and when delivered by it, will constitute the valid and binding obligations of such Company.

                    (B)  Neither the execution, delivery or
               performance of this Agreement nor the consummation of the transactions contemplated hereby will violate, conflict with or require any notice or consent under, any applicable law or statute or any agreement or obligation by which such Company is bound.

          5.2 Executive Representations. Effective on the date Executive executes this Agreement and the date Executive delivers the written confirmation contemplated by Section 6.2 below, Executive represents and warrants to the Companies, which representations and warranties shall survive consummation of the transactions contemplated by this Agreement, as follows:

                    (A)  That he is the registered holder and
               beneficial owner of the Put Shares and the Pledged Shares and has good, clear and indefeasible record title to the Put Shares and the Pledged Shares; that the Put Shares, the Pledged Shares and the Common Stock subject to the Executive Options represent all of the shares of capital stock of Photocomm owned beneficially or of record by Executive and his affiliates; that he has not granted any options or rights with respect to the Put Shares or the Pledged Shares to third parties and that he has not pledged or encumbered the Put Shares or the Pledged Shares; that he owns the Put Shares and the Pledged Shares free and clear of any liens, charges, encumbrances, voting agreements, or equitable rights of others and has absolute authority to pledge or convey ownership of the Put Shares and the Pledged Shares; that upon payment by ACX of the consideration described in Section 3 above, ACX will receive good, clear, and indefeasible title to the Put Shares, free and clear of all liens, charges, encumbrances or equitable rights of others whatsoever and a legal, valid and enforceable first-priority lien on the Pledged Shares to secure the Executive Loan; and that each share of Series A Convertible Preferred Stock and Series AA Convertible Preferred Stock of Photocomm is convertible into four (4) shares of Common Stock of Photocomm.

                    (B)  That he is the registered holder and
               beneficial owner of the Executive Options and has good, clear and indefeasible record title to the Executive Options; that the Executive Options represent all rights to acquire capital stock of Photocomm currently held by Executive; that he has not granted any options or rights with respect to the Executive Options to third parties and that he has not pledged or encumbered the Executive Options; that none of the Executive Options have been exercised; that he owns the Executive Options free and clear of any liens, charges, encumbrances or equitable rights of others and that he has absolute authority to modify the Executive Options as provided herein.

                    (C)  That this Agreement and any other
               documents or instruments contemplated to be executed and delivered by him pursuant to this Agreement have been duly authorized and executed by Executive, and when delivered by him, will constitute the valid and binding obligations of Executive.

                    (D)  Neither the execution, delivery or
               performance of this Agreement nor the consummation of the transactions contemplated hereby will violate, conflict with or require any notice or consent under, any applicable law or statute or any agreement or obligation by which Executive is bound.

                    (E)  To Executive's knowledge, there are no
               claims, actions, suits, hearings, arbitrations, disputes, proceedings (public or private) or governmental investigations pending or threatened, against or affecting Executive, any of the Companies, their respective affiliates, directors, officers, shareholders, owners, employees, or agents or their respective assets or business, at law or in equity, before or by any federal, state or municipal or other governmental or non-governmental department, commission, board, bureau, agency, court or other instrumentality, or by any private person or entity, there is no basis for any such action, suit or proceeding, and there are no existing or threatened, orders, judgments or decrees of any court or governmental agency affecting Executive, any of the Companies, their respective affiliates, directors, officers, shareholders, owners, employees, or agents or any of their respective assets or businesses.

     6. Conditions. Executive will be entitled to receive the payments and other consideration described in Sections 2, 3, and 4 above and the other consideration set forth in this Agreement only after all of the following conditions are satisfied:

          6.1 Executive has not revoked this Agreement within the revocation period described in Section 17 below.

          6.2 The Company has received written confirmation from Executive, in the form attached hereto as Exhibit F, dated not earlier than the day after the expiration of the revocation period described in Section 17 below (e.g., eight (8) days after Executive executes this Agreement), that Executive has not revoked and will not revoke this Agreement.

          6.3 Executive's spouse shall have executed the spousal consent below.

          6.4  Executive delivers the resignation contemplated by
Section 21.4 hereof.

          6.5 The parties have mutually agreed on the form of press release contemplated by Section 21.1 hereof.

          6.6  With respect to the obligations of ACX under
Section 3(b) hereof only, the parties have executed and delivered the ACX Note, the Pledge Agreement and the Direction (as defined therein) and the Broker (as defined in the Pledge Agreement) has executed and delivered the Acknowledgment of Acceptance of the Direction contemplated therein.

     The parties shall use their mutual best efforts and cooperate in good faith to cause the satisfaction of the conditions set forth in Section 6.5 and 6.6 hereof on or before the third business day after the Effective Date.

     7.   Mutual Releases and Covenants Not to Sue.

          7.1 Executive's Release. Executive hereby forever releases, discharges, cancels, waives, and acquits for himself, his spouse and his heirs, executors, administrators and assigns, each of the Companies and any and all of their respective affiliates, subsidiaries, corporate parents, agents, directors, officers, shareholders, owners, employees, agents, attorneys, successors and assigns, of and from all of Executive's existing rights to relief of any kind from any of the foregoing, including without limitation any and all rights, claims, demands, causes of action, obligations, damages, penalties, fees, costs, expenses, and liability of any nature whatsoever, whether in law or equity, which Executive has, had or may hereafter have against them, or any of them arising out of, or by reason of, any cause, matter, or thing whatsoever existing as of the date of execution of this Agreement, WHETHER KNOWN TO THE PARTIES AT THE TIME OF EXECUTION OF THIS AGREEMENT OR NOT, liquidated or unliquidated, other than for the obligations expressly set forth in (i) this Agreement, the Option Agreements (as modified in Section 4 hereof), any Photocomm Invention and Non-Disclosure Agreement signed by Executive ("Invention Agreement"), or any of the documents executed in connection with the transactions contemplated herein and (ii) the 401k Plan administered by Photocomm.

     This FULL WAIVER OF ALL CLAIMS includes, without limitation, attorney's fees, any claims, demands, or causes of action arising out of, or relating in any manner whatsoever to, the employment and/or termination of the employment of Executive by Photocomm, and the purchase, sale, ownership or right to acquire equity securities of Photocomm, such as, BUT NOT LIMITED TO, proceedings before the American Arbitration Association captioned Photocomm, Inc. and Robert R. Kauffman and Thomas C. LaVoy, No. 76-160-0056-97, any charge, claim, lawsuit or other proceeding arising under or relating to the Civil Rights Act of 1866, 1964, and 1991, Title VII as amended by the Civil Rights Act of 1991, the Americans with Disabilities Act, the Labor Management Relations Act (LMRA), the Age Discrimination in Employment Act (ADEA), the Employee Retirement Income Security Act (ERISA), the Consolidated Omnibus Budget Reconciliation Act, the Fair Labor Standards Act
(FLSA), the Equal Pay Act, the Rehabilitation Act of 1973, the Arizona Civil Rights Act, the Family and Medical Leave Act of 1993, any fiduciary duties owed to Executive, and any other federal, state, or local statute, and any contract, agreement, plan or policy, including, without limitation, the Articles of Incorporation or Bylaws of Photocomm, that certain Executive Compensation Agreement entered into in September 1996, that certain Executive Compensation Agreement entered into in November 1996, that certain Registration Rights Agreement dated as of November 21, 1996, any and all stock option plans and agreements (other than the Option Agreements, as modified pursuant to Section 4 hereof) and that certain purported Series C Junior Participating Preferred Shares Rights Agreement dated as of September 16, 1996. Executive further covenants and agrees not to institute, nor cause to be instituted, any legal proceeding, including filing any claim or complaint with any government agency alleging any violation of law or public policy against Photocomm and/or the Companies and any and all of their affiliates, subsidiaries, corporate parents, directors, agents, officers, shareholders, owners, employees, agents, successors and assignees premised upon any legal theory or claim whatsoever relating to the matters released in this Section 7.1, including without limitation, contract, tort, wrongful discharge, personal injury, interference with contract, breach of contract, defamation, negligence, infliction of emotional distress, fraud, or deceit, except to enforce the terms of this Agreement or the documents executed in connection with the transactions contemplated herein.

     Executive acknowledges that the considerations afforded him under this Agreement, including the payments and considerations described in Sections 2, 3, and 4 above, are in full and complete satisfaction of any claims Executive may have, or may have had relating to the Companies, including any arising out of his employment with Photocomm, the termination thereof, and his purchase, sale, and ownership of, or his right to acquire, equity securities of Photocomm.

          7.2 The Companies' Release. The Companies on behalf of themselves and any and all of their affiliates, subsidiaries, corporate parents, agents, directors, officers, owners, employees, attorneys, successors and assigns, hereby forever release, discharge, cancel, waive, and acquit any and all rights, claims, demands, causes of action, obligations, damages, penalties, fees, costs, expenses, and liability of any nature whatsoever, whether in law or equity, which the Companies have, had or may hereafter have against Executive, his spouse or his heirs, executors, administrators and assigns arising out of, or by reason of, any cause, matter, or thing whatsoever existing as of the date of execution of this Agreement, WHETHER KNOWN TO THE PARTIES AT THE TIME OF EXECUTION OF THIS AGREEMENT OR NOT, other than for the obligations expressly set forth in (i) this Agreement, the Option Agreements (as modified pursuant to Section 4 hereof), any Invention Agreement or any of the documents executed in connection with the transactions contemplated herein and (ii) the 401k Plan administered by Photocomm.

     The Companies further covenant and agree not to institute, nor cause to be instituted, any legal proceeding against Executive, his spouse or his heirs, executors, administrators and assigns premised upon any legal theory or claim whatsoever relating to the matters released in this Section 7.2, except to enforce the terms of this Agreement and the documents executed in connection with the transactions contemplated in this Agreement.

     8. Tail Coverage. Photocomm agrees to obtain on Executive's behalf, at its expense, directors and officers tail coverage, for a period of five (5) years, on the terms and conditions set forth in Exhibit G.

     9. Standstill Agreement. Executive agrees that for a period of five (5) years following the date of this Agreement, he will not (i) directly or indirectly purchase or sell any shares of capital stock or other securities of any of the Companies, or any right or option to acquire or dispose of capital stock or other securities of any of the Companies (other than the Pledged Shares in accordance with the terms and conditions of the Executive Loan and transfer of Executive Options as contemplated pursuant to Section 4) (collectively, "Company Securities");
(ii) directly or indirectly assist or perform services for, or engage or participate as principal, agent, employee, employer, consultant or in any other individual or representative capacity for, or have the right or option to acquire any direct or indirect interest in, any person or entity that purchases or sells Company Securities at a time when the aggregate Company Securities beneficially held by such person or entity, together with any "group" within the meaning of Rule 13d-5 under the Securities Exchange Act of 1934 to which such person or entity belongs, shall equal or exceed one percent (1%) of the then outstanding Company Securities; or (iii) take any action in preparation to do any of the foregoing.

     10. Covenant Not to Compete. Executive agrees that for a period of eighteen (18) months following the Termination Date, he will not, on behalf of himself, or on behalf of any other person, company, corporation, partnership or other entity or enterprise, directly or indirectly, as an employee, proprietor, stockholder, partner, consultant, or otherwise, engage in any business or activity competitive with the business activities of Photocomm and its subsidiaries as of the Termination Date, anywhere that Photocomm and its subsidiaries do business, or solicit, recruit or hire any employee of Photocomm and its subsidiaries.

          10.1 Injunctive Relief. In the event Executive violates the foregoing covenant not to compete then, in addition to any other rights, damages, and remedies available, Photocomm shall have the right and remedy to have the applicable covenant specifically enforced by any court of competent jurisdiction by way of an injunction or other legal equitable relief, it being agreed that any breach of the applicable covenant would cause irreparable injury to Photocomm. Therefore, the parties agree that, in the event of any such breach of the covenant, Photocomm will have the right to seek and obtain injunctive, declaratory or other equitable relief.

          10.2 Reasonableness of Covenant Not to Compete. Executive and Photocomm agree that the covenants set forth herein are appropriate and reasonable when considered in light of the nature and extent of the business conducted by Photocomm and its subsidiaries. Executive acknowledges that (i) Photocomm has a legitimate interest in protecting the businesses conducted by the Company and its subsidiaries, (ii) the covenants set forth herein are not oppressive to Executive and contain reasonable limitations as to time, scope, geographical area and activity,
(iii) the covenants do not harm in any manner whatsoever the public interest, (iv) Executive has received and will receive substantial consideration for agreeing to such covenants,
(v) Executive is agreeing to such covenants in order, among other things, to induce the Companies to enter into this Agreement and
(vi) Executive will derive substantial benefits from the consummation of the transactions contemplated by this Agreement, including, but not limited to, the payment of consideration set forth in this Agreement.

          10.3 Severability of Covenant Not to Compete. It is understood and agreed by the parties hereto that each of the provisions of Section 10 of this Agreement are independent of and severable from each other and the invalidity of Section 10 or any provision thereof shall not affect the validity or hinder the enforceability of the remaining provisions of this Agreement.
The parties expressly agree and declare that the time limitation and geographic scope set forth in Section 10 hereof are reasonable and are properly required for the adequate protection of the business of Photocomm. If the provisions of Section 10 are ever adjudicated to exceed the limitations on time or geographic scope permitted by applicable law, then such provisions shall be deemed reformed to the maximum time or geographic scope permitted by applicable law. The parties hereby agree that such reformation shall be accomplished as follows:
(a) in the case of duration, the length of the covenant in
Section 10 shall be reduced in increments of one (1) month until it is of the greatest duration as may be enforceable under applicable law, and (b) in the case of geographic scope, the geographic area of such covenant shall be reduced until it is of the greatest geographic scope as may be enforceable under applicable law, which reduction shall be effected first by eliminating foreign countries, and then by eliminating states of the United States, in the inverse order of the magnitude of revenues derived by Photocomm therein, until the geographic scope of such covenant is of maximum enforceable size under applicable law.

     11. Binding Effect. This Agreement shall be binding on and inure to the benefit of the successors, heirs, representatives, or assigns of the parties hereto. This Agreement shall not be assignable by any party hereto without the prior written consent of all other parties.

     12. No Admission of Wrongdoing. This Agreement does not constitute an admission that any person or entity violated any local, state, or federal ordinance, regulation, ruling, statute, rule of decision, or principle of common law, or that any person or entity engaged in any improper or unlawful conduct or wrongdoing. By entering into this Agreement, neither party admits any liability or wrongdoing to the other nor shall this Agreement be considered as an admission of liability.

     13. Confidentiality. With the exception of Section 8 hereof, Executive and the Companies agree to maintain in confidence the terms of this Agreement and the discussions that led to its creation and execution, with the exception that each party hereto may disclose this Agreement and its terms to the extent required or appropriate in connection with their businesses and under applicable securities or other laws and accounting principles, and either party may disclose such matters to any attorney who is providing advice to such party, to any accountant or federal or state tax agency for purposes of complying with any tax laws, or as otherwise required by law. Additionally, Executive acknowledges that by reason of Executive's employment with Photocomm, Executive came into possession of confidential information regarding the business and operations of Photocomm and its customers, including, without limitation, trade secrets and other intellectual property, financial information, employee, supplier and customer lists and information, pricing data, and marketing plans ("Confidential Business Information"). Confidential Business Information does not include any information that is either: (1) publicly and openly known and/or in the public domain, (2) becomes publicly and openly known and/or in the public domain through no fault of Executive, (3) in the Executive's possession prior to employment with Photocomm and not conveyed by Executive to Photocomm pursuant to an Invention Agreement, and (4) lawfully obtained by Executive from a source other than from Photocomm. Executive acknowledges that unauthorized use or disclosure of Confidential Business Information would irreparably damage Photocomm. Executive therefore agrees that Executive will forever keep confidential all Confidential Business Information of which Executive learned or came into possession while an employee of Photocomm, and Executive will not disclose or use the same without the prior written permission of Photocomm. Photocomm may seek and obtain injunctive relief against the breach or threatened breach of Executive's obligations under this paragraph, in addition to any other legal remedies which may be available. Further, Executive acknowledges that he has returned to the Companies and has not retained in his possession any confidential or proprietary information or any copy or embodiment thereof.

     14. Severability. The parties have fully negotiated all of the provisions of this Agreement. In the event there is litigation involving this Agreement and the court concludes that provisions in this Agreement are unenforceable for whatever reason, the court shall have the authority to modify the provisions to make said provisions enforceable, if possible, as set forth in this Agreement or otherwise. Further, the unenforceability or invalidity of any provision shall not affect the enforceability of the other provisions.

     15. Voluntary and Knowing Agreement. Executive acknowledges that the Company has advised Executive to consult with Executive's own attorney prior to executing this Agreement. The parties enter into this negotiated agreement freely and voluntarily with full and complete knowledge of the meaning and legal significance of the terms of this Agreement. The parties have had an opportunity to discuss each provision of this Agreement with independent legal counsel and the terms are fully understood and voluntarily accepted by each of them.

     16.  Time To Consider Agreement. Executive understands that
Executive may take twenty-one (21) calendar days to decide whether to sign this Agreement.

     17. Right To Revoke. Executive understands that Executive has the right to revoke this Agreement for any reason within seven (7) calendar days after Executive signs it. Executive understands that this Agreement will not become effective or enforceable unless and until Executive has not revoked it and the applicable revocation period has expired.

     18. Notice. All notices, requests, demands and other communications hereunder shall be in writing and shall be deemed given when delivered personally or when deposited in the U.S. Mail if sent by registered or certified mail, prepaid and return receipt requested, to the other party hereto at his or its mailing address as set forth below. Notices shall be addressed as follows:

          If to Companies:    John K. Coors
                              Photocomm, Inc.
                              7681 East Gray Road
                              Scottsdale, Arizona  85260

          with a copy to:     Scott W. Rodgers, Esq.
                              Osborn Maledon
                              2929 North Central Avenue, 21st Floor
                              Phoenix, Arizona  85012-2794

          If to Executive:    Robert R. Kauffman
                              13670 North 85th Place
                              Scottsdale, Arizona 85260

          with a copy to:     Ronald Cohen, Esq.
                              Cohen and Cotton, P.C.
                              400 East Van Buren, Suite 400
                              Phoenix, Arizona  85004-2232

Either party may change the address to which such communications hereunder shall be sent by sending notice of such change to the other party as herein provided.

     19. Expenses. Each party shall pay its own expenses incurred in connection with the negotiation and drafting of this Agreement and the transactions contemplated hereby; provided, that Photocomm shall pay $45,000 to Cohen and Cotton, P.C. and $20,000 to Snell & Wilmer,
 L.L.P., within three (3) business days after the Effective Date for attorneys' fees incurred by Executive in connection therewith.

     20. Arbitration. Except as expressly set forth in this Agreement, all claims, disputes and other matters in question between the parties, arising under this Agreement shall be decided by arbitration in Phoenix, Arizona, in accordance with the Model Employment Arbitration Procedures of the American Arbitration Association (including such procedures governing selection of the specific arbitrator or arbitrators), unless the parties mutually agree otherwise. Photocomm shall pay the administrative costs of the arbitration, but each party shall pay his and its own attorneys' fees and costs. The award by the arbitrator or arbitrators shall be final, and judgment may be entered upon it in accordance with applicable law in any state or federal court having jurisdiction thereof.

     21.  Miscellaneous.

          21.1 Mutually Agreed Upon Press Release. The Companies and Executive shall use their best efforts and negotiate in good faith to agree upon and cause to be issued a mutually agreed upon press release with respect to this Agreement. The press release shall be issued to the same media organizations to which Photocomm issued its February 3, 1997 press release, and others in the sole discretion of either of the parties hereto.

          21.2 Expense Reimbursement. Executive acknowledges that Photocomm has reimbursed Executive for all expenses incurred by Executive while employed by Photocomm.

          21.3 Cooperation. The Companies shall reasonably cooperate with Executive in connection with Executive's obligations to any regulatory agency, including, but not limited to, the Securities and Exchange Commission and the Internal Revenue Service. Executive shall reasonably cooperate with Photocomm in connection with Company matters which legitimately require Executive's assistance. Requests for such cooperation, however, shall be reasonable and shall not require any party to expend any of his or its funds, nor shall Executive be required to take time from his other business responsibilities.

          21.4 Resignation. Executive shall deliver a resignation as an officer and director of Photocomm and all of Photocomm's subsidiaries and affiliates in the form of Exhibit H, before Photocomm's delivery of the consideration contemplated by Sections 2, 3 and 4 hereof. Executive acknowledges and agrees that Item 6 of Form 8-K does not apply to his resignation and Executive is not resigning because of a disagreement with the Company on any matter relating to the Company's operations, policies or practices.

     22. Entire Agreement. This Agreement represents and contains the entire Agreement and understanding between the parties with respect to the subject matter hereof and supersedes any and all prior and oral and written agreements and understandings, including, without limitation, that certain Executive Compensation Agreement entered into in September 1996, that certain Executive Compensation Agreement entered into in November 1996, that certain Registration Rights Agreement dated as of November 21, 1996, any and all stock option plans and agreements (other than the Option Agreements as modified by Section 4 hereof) and that certain purported Series C Junior Participating Preferred Shares Rights Agreement dated as of September 16, 1996, but not including any Invention Agreement.
No inducement, representation, warranty, condition, understanding or agreement of any kind with respect to the subject matter hereof shall be relied upon by the parties unless expressly set forth herein. This Agreement may not be amended or modified except by an agreement in writing signed by the party against whom the enforcement of such modification is sought.

     23. Choice of Law. This Agreement and the rights and obligations of the parties hereunder shall be governed by and construed in accordance with the laws of the State of Arizona.

     24. No Disparagement. Executive agrees that as part of the consideration for this Agreement, he will not make disparaging or derogatory remarks, whether oral or written, about the Companies and their subsidiaries, affiliates, officers, directors, employees, and agents. The Companies agree that their officers and directors will not make disparaging or derogatory remarks, whether oral or written, about Executive.

     25. Headings. The descriptive headings of the paragraphs and subparagraphs of this Agreement are intended for convenience only, and do not constitute parts of this Agreement.

     26. Counterparts. This Agreement may be executed simultaneously in two or more counterparts, each of which will be deemed an original, but all of which together will constitute one and the same instrument.

     27.  Personnel Record.  Photocomm shall reflect in
Executive's personnel file the fact that Executive was terminated without cause and that other than Photocomm's right to terminate
Executive without cause, no other grounds for termination have been asserted or are known to exist.

     IN WITNESS WHEREOF, the parties hereto have executed this Agreement on July ___, 1997, to be effective as of the Effective
Date.

                                   PHOTOCOMM, INC.


                                   By:
                                   Its:

                                   ACX TECHNOLOGIES, INC.


                                   By:
                                   Its:

                                   GOLDEN TECHNOLOGIES COMPANY, INC.


                                   By:
                                   Its:

                                   ROBERT R. KAUFFMAN



                        SPOUSAL CONSENT

     The undersigned, Elizabeth W. Kauffman, hereby confirms that she has read and understands the foregoing Settlement Agreement and Mutual Release and consents and agrees to the terms to the extent that she may have any interest therein and agrees that her spousal and community property interest, as well as her sole and separate property, is irrevocably bound by the Agreement, including, without limitation, the waiver and release of claims contained in Section 7.1 of the Agreement.

     DATED as of July ___, 1997.



                                   ELIZABETH W. KAUFFMAN


                          Exhibit 10.2

                      SETTLEMENT AGREEMENT
                       AND MUTUAL RELEASE


     THIS SETTLEMENT AGREEMENT AND MUTUAL RELEASE ("Agreement") is made and entered into as of the Effective Date (defined in Section 1 below), by and among Thomas C. LaVoy, a married man, dealing with his sole and separate property ("Executive"), ACX Technologies, Inc., a Colorado corporation ("ACX"), Golden Technologies Company, Inc., a Colorado corporation ("Golden"), and Photocomm, Inc., an Arizona corporation ("Photocomm") (collectively ACX, Golden and Photocomm shall be referred to as "Companies" and individually as a "Company").

                            RECITALS

     A. Executive was advised that on January 31, 1997 his employment with Photocomm was terminated ("Termination Date").

     B. Executive has asserted claims against the Companies arising out of his employment relationship with Photocomm and the circumstances under which ACX and Golden acquired their interest in Photocomm.

     C. The parties wish to memorialize the terms and conditions of the termination of Executive's employment with Photocomm and the settlement of all other claims between Executive on the one hand and the Companies on the other hand, and in connection therewith the parties wish to exchange mutual releases as set forth herein.

                           AGREEMENT

     NOW THEREFORE, in consideration of the acts, payments, covenants and mutual agreements herein described and agreed to be performed, Executive and the Companies agree as follows:

     1.   Effective Date.  As used in this Agreement, "Effective
Date" means the date on which all parties hereto shall have executed this Agreement and delivered it to the other parties hereto.

     2. Executive Consideration. In exchange for the consideration set forth herein, Photocomm agrees to provide the following benefits to Executive.

          2.1 Severance Pay. Within three (3) business days after the Effective Date, Photocomm shall pay Executive a lump sum severance payment in the amount of $226,492.00 (less ordinary payroll deductions required by law in the amounts set forth in Exhibit A attached hereto).

          2.2 Benefits. In lieu of life, disability, health and accident insurance benefits, Photocomm shall pay to Executive a lump sum payment of $11,320.00, payable within three (3) business days after the Effective Date (less ordinary payroll deductions required by law in the amounts set forth in Exhibit A attached hereto). Executive agrees to pay any and all taxes associated with the items set forth in this Section 2.2.

          2.3 Allowance. Within three (3) business days after the Effective Date, Photocomm shall pay to Executive the following lump sum payments:

                    (A)  $2,522.00 in lieu of membership in the
               Scottsdale Princess Health Club (less ordinary payroll deductions required by law in the amounts set forth in Exhibit A attached hereto).

                    (B)  $9,000.00 in lieu of a monthly car
               allowance (less ordinary payroll deductions required by law in the amounts set forth in Exhibit A attached hereto).

Executive agrees to pay any and all taxes associated with the items set forth in this Section 2.3.

          2.4 Benefits Prior to Termination. Within three (3) business days after the Effective Date, Photocomm shall pay to Executive $3,764.23 for unused vacation benefits he claims accrued prior to the Termination Date (less ordinary payroll deductions required by law in the amounts set forth in Exhibit A attached hereto). Photocomm shall cooperate with Executive to administer any rollover of assets requested by Executive from the 401K Plan account of Executive administered by Photocomm, in accordance with the terms and conditions of such plan.

     3.   Cancellation of Certain Stock Options; Modification of
Remaining Options.

          3.1 Within three (3) business days after the Effective Date, Photocomm shall pay to Executive an amount equal to $100,000.00 (less applicable withholding required by law in the amounts set forth in Exhibit A attached hereto), payable in immediately available funds, to cancel the stock options and any other rights to acquire equity securities of Photocomm or compensation on account thereof set forth on Exhibit B attached hereto ("Cancelled Options"), whereupon such Cancelled Options shall be canceled without further action and shall thereafter be of no further force or effect.

          3.2 The stock options described on Exhibit C attached hereto (the "Continuing Options") shall continue in full force and effect following the Effective Date in accordance with the terms and conditions of the Non-Statutory Stock Option Agreements dated December 1, 1994, December 1, 1995 and as of January 1, 1997, copies of which are attached hereto as part of Exhibit C (the "Continuing Option Agreements"); provided, that notwithstanding any provision of the Continuing Option Agreements to the contrary (a) any unvested Continuing Options shall become immediately vested and (b) such Continuing Options shall be exercisable by Executive until the respective termination dates set forth in Exhibit C.

     4.   Representations and Warranties.

          4.1 Companies Representations. Each of the Companies hereby represents and warrants to Executive, which representations and warranties shall survive consummation of the transactions contemplated by this Agreement, as follows:

                    (A)  That the execution, delivery and
               performance of this Agreement and of any other documents to which it is a party of even date herewith, and the consummation of the transactions contemplated hereby and thereby, have been duly authorized by its respective Board of Directors, and each of and all such agreements have been duly executed and when delivered by it, will constitute the valid and binding obligations of such Company.

                    (B)  Neither the execution, delivery or
               performance of this Agreement nor the consummation of the transactions contemplated hereby will violate, conflict with or require any notice or consent under, any applicable law or statute or any agreement or obligation by which such Company is bound.

          4.2 Executive Representations. Executive hereby represents and warrants to the Companies, which representations and warranties shall survive consummation of the transactions contemplated by this Agreement, as follows:

                    (A)  That he is the registered holder and
               beneficial owner of the Cancelled Options and has good, clear and indefeasible record title to the Cancelled Options; that the Cancelled Options and the Continuing Options represent all rights to acquire capital stock of Photocomm currently held by Executive; that he has not granted any options or rights with respect to the Cancelled Options to third parties and that he has not pledged or encumbered the Cancelled Options; that none of the Cancelled Options have been exercised; that he owns the Cancelled Options free and clear of any liens, charges, encumbrances or equitable rights of others and that he has absolute authority to convey ownership and/or cancel the Cancelled Options.

                    (B)  That this Agreement and any other
               documents to which he is a party of even date herewith have been duly authorized and executed by Executive, and when delivered by him, will constitute the valid and binding obligations of Executive.

                    (C)  Neither the execution, delivery or
               performance of this Agreement nor the consummation of the transactions contemplated hereby will violate, conflict with or require any notice or consent under, any applicable law or statute or any agreement or obligation by which Executive is bound.

                    (D)  To Executive's knowledge, there are no
               claims, actions, suits, hearings, arbitrations, disputes, proceedings (public or private) or governmental investigations pending or threatened, against or affecting Executive, any of the Companies, their respective affiliates, directors, officers, shareholders, owners, employees, or agents or their respective assets or business, at law or in equity, before or by any federal, state or municipal or other governmental or non-governmental department, commission, board, bureau, agency, court or other instrumentality, or by any private person or entity, there is no basis for any such action, suit or proceeding, and there are no existing or threatened, orders, judgments or decrees of any court or governmental agency affecting Executive, any of the Companies, their respective affiliates, directors, officers, shareholders, owners, employees, or agents or any of their respective assets or businesses.

     5.   Mutual Releases and Covenants Not to Sue.

          5.1 Executive's Release. Executive hereby forever releases, discharges, cancels, waives, and acquits for himself, his spouse and his heirs, executors, administrators and assigns, each of the Companies and any and all of their respective affiliates, subsidiaries, corporate parents, agents, directors, officers, shareholders, owners, employees, agents, attorneys, successors and assigns, of and from all of Executive's existing rights to relief of any kind from any of the foregoing, including without limitation any and all rights, claims, demands, causes of action, obligations, damages, penalties, fees, costs, expenses, and liability of any nature whatsoever, whether in law or equity, which Executive has, had or may hereafter have against them, or any of them arising out of, or by reason of, any cause, matter, or thing whatsoever existing as of the date of execution of this Agreement, WHETHER KNOWN TO THE PARTIES AT THE TIME OF EXECUTION OF THIS AGREEMENT OR NOT, liquidated or unliquidated, other than for the obligations expressly set forth in (i) this Agreement, the Continuing Option Agreements (as modified in Section 3 hereof), any Photocomm Invention and Non-Disclosure Agreement signed by Executive ("Invention Agreement"), or any of the documents executed of even date in connection with the transactions contemplated herein and (ii) the 401k Plan administered by Photocomm.

     This FULL WAIVER OF ALL CLAIMS includes, without limitation, attorney's fees, any claims, demands, or causes of action arising out of, or relating in any manner whatsoever to, the employment and/or termination of the employment of Executive by Photocomm, and the purchase, sale, ownership or right to acquire equity securities of Photocomm, such as, BUT NOT LIMITED TO, proceedings before the American Arbitration Association captioned Photocomm, Inc. and Robert R. Kauffman and Thomas C. LaVoy, No. 76-160-0056-97, any charge, claim, lawsuit or other proceeding arising under or relating to the Civil Rights Act of 1866, 1964, and 1991, Title VII as amended by the Civil Rights Act of 1991, the Americans with Disabilities Act, the Labor Management Relations Act (LMRA), the Employee Retirement Income Security Act (ERISA), the Consolidated Omnibus Budget Reconciliation Act, the Fair Labor Standards Act (FLSA), the Equal Pay Act, the Rehabilitation Act of 1973, the Arizona Civil Rights Act, the Family and Medical Leave Act of 1993, and any other federal, state, or local statute, and any contract, agreement, plan or policy, including, without limitation, the Articles of Incorporation or Bylaws of Photocomm, that certain Executive Compensation Agreement entered into in September 1996, that certain Executive Compensation Agreement entered into in November 1996, any and all stock option plans and agreements (other than the Continuing Option Agreements (as modified in Section 3 hereof)), and that certain purported Series C Junior Participating Preferred Shares Rights Agreement dated as of September 16, 1996. Executive further covenants and agrees not to institute, nor cause to be instituted, any legal proceeding, including filing any claim or complaint with any government agency alleging any violation of law or public policy against Photocomm and/or the Companies and any and all of their affiliates, subsidiaries, corporate parents, directors, agents, officers, shareholders, owners, employees, agents, successors and assignees premised upon any legal theory or claim whatsoever relating to the matters released in this Section 5.1, including without limitation, contract, tort, wrongful discharge, personal injury, interference with contract, breach of contract, defamation, negligence, infliction of emotional distress, fraud, or deceit, except to enforce the terms of this Agreement or the documents executed of even date in connection with the transactions contemplated herein.

     Executive acknowledges that the considerations afforded him under this Agreement, including the payments and considerations described in Sections 2 and 3 above, are in full and complete satisfaction of any claims Executive may have, or may have had relating to the Companies, including any arising out of his employment with Photocomm, the termination thereof, and the purchase, sale, and ownership of, or his right to acquire, equity securities of Photocomm.

          5.2 The Companies' Release. The Companies on behalf of themselves and any and all of their affiliates, subsidiaries, corporate parents, agents, directors, officers, owners, employees, attorneys, successors and assigns, hereby forever release, discharge, cancel, waive, and acquit any and all rights, claims, demands, causes of action, obligations, damages, penalties, fees, costs, expenses, and liability of any nature whatsoever, whether in law or equity, which the Companies have, had or may hereafter have against Executive, his spouse or his heirs, executors, administrators and assigns arising out of, or by reason of, any cause, matter, or thing whatsoever existing as of the date of execution of this Agreement, WHETHER KNOWN TO THE PARTIES AT THE TIME OF EXECUTION OF THIS AGREEMENT OR NOT, other than for the obligations expressly set forth in (i) this Agreement, the Continuing Option Agreements (as modified in
Section 3 hereof), any Invention Agreement, or any of the documents executed of even date in connection with the transactions contemplated herein and (ii) the 401k Plan administered by Photocomm.

     The Companies further covenant and agree not to institute, nor cause to be instituted, any legal proceeding against Executive, his spouse or his heirs, executors, administrators and assigns premised upon any legal theory or claim whatsoever relating to the matters released in this Section 5.2, except to enforce the terms of this Agreement and the documents executed of even date in connection with the transactions contemplated in this Agreement.

     6. Tail Coverage. Photocomm agrees to obtain on Executive's behalf, at its expense, directors and officers tail coverage, for a period of five (5) years, on the terms and conditions set forth in Exhibit D.

     7. Standstill Agreement. Executive agrees that for a period of five (5) years following the date of this Agreement, he will not (i) directly or indirectly purchase or sell any shares of capital stock or other securities of any of the Companies, or any right or option to acquire or dispose of capital stock or other securities of any of the Companies (other than capital stock subject to the Continuing Option Agreements) (collectively, "Company Securities"); (ii) directly or indirectly assist or perform services for, or engage or participate as principal, agent, employee, employer, consultant or in any other individual or representative capacity for, or have the right or option to acquire any direct or indirect interest in, any person or entity that purchases or sells Company Securities at a time when the aggregate Company Securities beneficially held by such person or entity, together with any "group" within the meaning of Rule 13d-5 under the Securities Exchange Act of 1934 to which such person or entity belongs, shall equal or exceed one percent (1%) of the then outstanding Company Securities; or (iii) take any action in preparation to do any of the foregoing.

     8. Covenant Not to Compete. Executive agrees that for a period of one (1) year following June 15, 1997, he will not, on behalf of himself, or on behalf of any other person, company, corporation, partnership or other entity or enterprise, directly or indirectly, as an employee, proprietor, stockholder, partner, consultant, or otherwise, engage in any business or activity competitive with the business activities of Photocomm and its subsidiaries as of the Termination Date, anywhere that Photocomm and its subsidiaries do business, or solicit, recruit or hire any employee of Photocomm and its subsidiaries.

          8.1 Injunctive Relief. In the event Executive violates the foregoing covenant not to compete then, in addition to any other rights, damages, and remedies available, Photocomm shall have the right and remedy to have the applicable covenant specifically enforced by any court of competent jurisdiction by way of an injunction or other legal equitable relief, it being agreed that any breach of the applicable covenant would cause irreparable injury to Photocomm. Therefore, the parties agree that, in the event of any such breach of the covenant, Photocomm will have the right to seek and obtain injunctive, declaratory or other equitable relief.

          8.2 Reasonableness of Covenant Not to Compete. Executive and Photocomm agree that the covenants set forth herein are appropriate and reasonable when considered in light of the nature and extent of the business conducted by Photocomm and its subsidiaries. Executive acknowledges that (i) Photocomm has a legitimate interest in protecting the businesses conducted by the Company and its subsidiaries, (ii) the covenants set forth herein are not oppressive to Executive and contain reasonable limitations as to time, scope, geographical area and activity,
(iii) the covenants do not harm in any manner whatsoever the public interest, (iv) Executive has received and will receive substantial consideration for agreeing to such covenants,
(v) Executive is agreeing to such covenants in order, among other things, to induce the Companies to enter into this Agreement and
(vi) Executive will derive substantial benefits from the consummation of the transactions contemplated by this Agreement, including, but not limited to, the payment of consideration for the cancellation of the Cancelled Options.

          8.3 Severability of Covenant Not to Compete. It is understood and agreed by the parties hereto that each of the provisions of Section 8 of this Agreement are independent of and severable from each other and the invalidity of Section 8 or any provision thereof shall not affect the validity or hinder the enforceability of the remaining provisions of this Agreement.
The parties expressly agree and declare that the time limitation set forth in Section 8 hereof is reasonable and properly required for the adequate protection of the business of Photocomm. If the provisions of Section 8 are ever adjudicated to exceed the limitations on time or geographic scope permitted by applicable law, then such provisions shall be deemed reformed to the maximum time or geographic scope permitted by applicable law. The parties hereby agree that such reformation shall be accomplished as follows: (a) in the case of duration, the length of the covenant in Section 8 shall be reduced in increments of one (1) month until it is of the greatest duration as may be enforceable under applicable law, and (b) in the case of geographic scope, the geographic area of such covenant shall be reduced until it is of the greatest geographic scope as may be enforceable under applicable law, which reduction shall be effected first by eliminating foreign countries, and then by eliminating states of the United States, in the inverse order of the magnitude of revenues derived by Photocomm therein, until the geographic scope of such covenant is of maximum enforceable size under applicable law.

     9. Binding Effect. This Agreement shall be binding on and inure to the benefit of the successors, heirs, representatives, or assigns of the parties hereto. This Agreement shall not be assignable by any party hereto without the prior written consent of all other parties.

     10. No Admission of Wrongdoing. This Agreement does not constitute an admission that any person or entity violated any local, state, or federal ordinance, regulation, ruling, statute, rule of decision, or principle of common law, or that any person or entity engaged in any improper or unlawful conduct or wrongdoing. By entering into this Agreement, neither party admits any liability or wrongdoing to the other nor shall this Agreement be considered as an admission of liability.

     11. Confidentiality. With the exception of paragraph 8 hereof, Executive and the Companies agree to maintain in confidence the terms of this Agreement and the discussions that led to its creation and execution, with the exception that each party hereto may disclose this Agreement and its terms to the extent required or appropriate in connection with their businesses and under applicable securities or other laws and accounting principles, and either party may disclose such matters to any attorney who is providing advice to such party, to any accountant or federal or state tax agency for purposes of complying with any tax laws, or as otherwise required by law. Additionally, Executive acknowledges that by reason of Executive's employment with Photocomm, Executive came into possession of confidential information regarding the business and operations of Photocomm and its customers, including, without limitation, trade secrets and other intellectual property, financial information, employee, supplier and customer lists and information, pricing data, and marketing plans ("Confidential Business Information"). Confidential Business Information does not include any information that is either: (i) publicly and openly known and/or in the public domain, (ii) becomes publicly and openly known and/or in the public domain through no fault of Executive, (iii) in the Executive's possession prior to employment with Photocomm and not conveyed by Executive to Photocomm pursuant to an Invention Agreement, and (iv) lawfully obtained by Executive from a source other than from Photocomm. Executive acknowledges that unauthorized use or disclosure of Confidential Business Information would irreparably damage Photocomm. Executive therefore agrees that Executive will forever keep confidential all Confidential Business Information of which Executive learned or came into possession while an employee of Photocomm, and Executive will not disclose or use the same without the prior written permission of Photocomm.
Photocomm may seek and obtain injunctive relief against the breach or threatened breach of Executive's obligations under this paragraph, in addition to any other legal remedies which may be available. Further, Executive acknowledges that he has returned to the Companies and has not retained in his possession any confidential or proprietary information or any copy or embodiment thereof.

     12. Severability. The parties have fully negotiated all of the provisions of this Agreement. In the event there is litigation involving this Agreement and the court concludes that provisions in this Agreement are unenforceable for whatever reason, the court shall have the authority to modify the provisions to make said provisions enforceable, if possible, as set forth in this Agreement or otherwise. Further, the unenforceability or invalidity of any provision shall not affect the enforceability of the other provisions.

     13. Voluntary and Knowing Agreement. The parties enter into this negotiated agreement freely and voluntarily with full and complete knowledge of the meaning and legal significance of the terms of this Agreement. The parties have had an opportunity to discuss each provision of this Agreement with independent legal counsel and the terms are fully understood and voluntarily accepted by each of them.

     14. Notice. All notices, requests, demands and other communications hereunder shall be in writing and shall be deemed given when delivered personally or when deposited in the U.S. Mail if sent by registered or certified mail, prepaid and return receipt requested, to the other party hereto at his or its mailing address as set forth on the signature page of this Agreement. Notices shall be addressed as follows:

          If to Companies:    John K. Coors
                              Photocomm, Inc.
                              7681 East Gray Road
                              Scottsdale, Arizona  85260

          with a copy to:     Scott W. Rodgers, Esq.
                              Osborn Maledon
                              2929 North Central Avenue, 21st Floor
                              Phoenix, Arizona  85012-2794

          If to Executive:    Thomas C. LaVoy
                              29555 North 69th Place
                              Cave Creek, Arizona  85331

          with a copy to:     Ronald Cohen, Esq.
                              Cohen and Cotton, P.C.
                              400 East Van Buren, Suite 400
                              Phoenix, Arizona  85004-2232

Either party may change the address to which such communications hereunder shall be sent by sending notice of such change to the other party as herein provided.

     15. Expenses. Each party shall pay its own expenses incurred in connection with the negotiation and drafting of this Agreement and the transactions contemplated hereby.

     16. Arbitration. Except as expressly set forth in this Agreement, all claims, disputes and other matters in question between the parties, arising under this Agreement shall be decided by arbitration in Phoenix, Arizona, in accordance with the Model Employment Arbitration Procedures of the American Arbitration Association (including such procedures governing selection of the specific arbitrator or arbitrators), unless the parties mutually agree otherwise. Photocomm shall pay the administrative costs of the arbitration, but each party shall pay his and its own attorneys' fees and costs. The award by the arbitrator or arbitrators shall be final, and judgment may be entered upon it in accordance with applicable law in any state or federal court having jurisdiction thereof.

     17.  Miscellaneous.

          17.1 Mutually Agreed Upon Press Release. The Companies and Executive shall cooperate after the Effective Date to cause to be issued a mutually agreed upon press release. The press release shall be issued to the same media organizations to which Photocomm issued its February 3, 1997 press release, and others in the sole discretion of either of the parties hereto.

          17.2 Expense Reimbursement. Concurrent with the execution of this Agreement , Photocomm shall reimburse Executive all expenses incurred by Executive while employed by Photocomm, in the total amount of $425.00.

          17.3 Cooperation. The Companies shall reasonably cooperate with Executive in connection with Executive's obligations to any regulatory agency, including, but not limited to, the Securities and Exchange Commission and the Internal Revenue Service. Executive shall reasonably cooperate with Photocomm in connection with Company matters which legitimately require Executive's assistance. Requests for such cooperation, however, shall be reasonable and shall not require any party to expend any of his or its funds, nor shall Executive be required to take time from his other business responsibilities.

          17.4 Resignation as Officer. Executive shall deliver a resignation as an officer of Photocomm and all of Photocomm's subsidiaries and affiliates, in the form of Exhibit E, before Photocomm's delivery of the consideration contemplated by Sections 2 and 3.

     18. Entire Agreement. This Agreement represents and contains the entire Agreement and understanding between the parties with respect to the subject matter hereof and supersedes any and all prior and oral and written agreements and understandings, including, without limitation, that certain Executive Compensation Agreement entered into in September 1996, that certain Executive Compensation Agreement entered into in November 1996, any and all stock option plans and agreements (other than the Continuing Option Agreements (as modified in
Section 3 hereof)) and that certain purported Series C Junior Participating Preferred Shares Rights Agreement dated as of September 16, 1996, but not including any Invention Agreement.
No inducement, representation, warranty, condition, understanding or agreement of any kind with respect to the subject matter hereof shall be relied upon by the parties unless expressly set forth herein. This Agreement may not be amended or modified except by an agreement in writing signed by the party against whom the enforcement of such modification is sought.

     19. Choice of Law. This Agreement and the rights and obligations of the parties hereunder shall be governed by and construed in accordance with the laws of the State of Arizona.

     20. No Disparagement. Executive agrees that as part of the consideration for this Agreement, he will not make disparaging or derogatory remarks, whether oral or written, about the Companies and their subsidiaries, affiliates, officers, directors, employees, and agents. The Companies agree that their officers and directors will not make disparaging or derogatory remarks, whether oral or written, about Executive.

     21.  Personnel Record.  Photocomm shall reflect in
Executive's personnel file the fact that Executive was terminated without cause and that other than Photocomm's right to terminate
Executive without cause, no other grounds for termination have been asserted or are known to exist.

     22. Headings. The descriptive headings of the paragraphs and subparagraphs of this Agreement are intended for convenience only, and do not constitute parts of this Agreement.

     23. Counterparts. This Agreement may be executed simultaneously in two or more counterparts, each of which will be deemed an original, but all of which together will constitute one and the same instrument.

     IN WITNESS WHEREOF, the parties hereto have executed this Agreement as of the Effective Date.

                                   PHOTOCOMM, INC.


                                   By:
                                   Its:
                                   Date:

                                   ACX TECHNOLOGIES, INC.


                                   By:
                                   Its:
                                   Date:

                                   GOLDEN TECHNOLOGIES COMPANY, INC.


                                   By:
                                   Its:
                                   Date:

                                   THOMAS C. LAVOY



                                   Date:


                        SPOUSAL CONSENT

     The undersigned, Nancy LaVoy, hereby confirms that she has read and understands the foregoing Settlement Agreement and Mutual Release and consents and agrees to the terms to the extent that she may have any interest therein and agrees that her spousal and community property interest, as well as her sole and separate property, is irrevocably bound by the Agreement, including, without limitation, the waiver and release of claims contained in Section 5 of the Agreement.



                                   NANCY LAVOY