Form 10QSB
period 1997-09-30
PHOTOCOMM INC
filed 1997-11-14
CIK 746255

FORM 10-QSB

                          UNITED STATES
               SECURITIES AND EXCHANGE COMMISSION
                     Washington, D.C.  20549


[X]  QUARTERLY  REPORT PURSUANT TO SECTION 13  OR  15(d)  OF  THE
     SECURITIES EXCHANGE  ACT OF 1934

For the quarterly period ended September 30, 1997

                               OR

[  ] TRANSITION  REPORT PURSUANT TO SECTION 13 OR  15(d)  OF  THE
     SECURITIES EXCHANGE ACT OF 1934

For the transition period from                 to             .
Commission file number:  0-12807

                         PHOTOCOMM, INC.
     (Exact name of registrant as specified in its charter)

           Arizona                             86-0411983
(State or other jurisdiction of    (IRS Employer Identification No.)
incorporation or organization)

     7681 East Gray Road, Scottsdale, Arizona       85260
     (Address of principal executive offices)     (Zip Code)

                         (602) 948-8003
      (Registrant's telephone number, including area code)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                Yes [X]                    No [  ]

There were 16,245,044 shares of common stock, $0.10 par value, outstanding as of November 4, 1997.

   Transitional Small Business Disclosure Format (check one):
                        Yes        No  X




                 PART I.  FINANCIAL INFORMATION


Item 1.  Financial Statements


                              PHOTOCOMM, INC.
                        CONSOLIDATED INCOME STATEMENT


                               Three months ended          Nine months ended
                                   September 30,              September 30,
                                 1997          1996         1997          1996
                           ------------------------   ------------------------

Net sales                  $8,568,587    $8,469,209   $22,803,841  $18,656,997

Cost of sales               6,328,807     6,799,705    17,849,439   14,339,980
                           ----------    ----------   -----------  -----------
   Gross profit             2,239,780     1,669,504     4,954,402    4,317,017

Selling, general and
  administrative expenses   1,721,241     1,348,813     5,519,894    3,583,996
                           ----------    ----------   -----------  -----------
Income (loss) from
  operations                  518,539       320,691      (565,492)     733,021

Other income (expense):
   Interest expense           (60,168)      (48,360)      (83,307)     (94,378)
   Other income, net           20,097         9,388        22,107       32,776
                           ----------    ----------   -----------  -----------
Income(loss) before taxes     478,468       281,719      (626,692)     671,419

   Income tax benefit             ---       350,000           ---      350,000
                           ----------    ----------   -----------  -----------
Net income(loss)              478,468       631,719      (626,692)   1,021,419

Preferred stock dividend      (13,132)      (14,624)      (40,783)     (41,214)
                           ----------    ----------   -----------  -----------
Net income(loss)
  applicable to common
  shareholders               $465,336      $617,095     ($667,475)    $980,205
                           ==========    ==========   ===========  ===========

Net income(loss) per share      $0.03         $0.04        ($0.04)       $0.07
                           ==========    ==========   ===========  ===========

Weighted average common
  shares outstanding       16,325,805    14,834,250    16,392,028   14,781,524
                           ==========    ==========   ===========  ===========


See Notes to Consolidated Financial Statements.



                               PHOTOCOMM, INC.
                         CONSOLIDATED BALANCE SHEET


                                            September 30,  December 31,
                                                   1997          1996
ASSETS                                      -------------  ------------
Current assets:
  Cash and cash equivalents                 $   905,775    $ 1,377,898
  Accounts receivable, net                    5,919,524      4,557,102
  Inventories                                 6,637,798      4,490,784
  Other current assets                          162,886        184,904
                                            -----------    -----------
      Total current assets                   13,625,983     10,610,688


Properties at cost less accumulated
  depreciation of $1,691,936 in 1997
  and $1,418,346 in 1996                      2,754,831      2,551,616
Deferred tax asset                              350,000        350,000
Other assets, net                             2,031,511      1,774,457
                                            -----------    -----------
    Total assets                            $18,762,325    $15,286,761
                                            ===========    ===========


LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
   Accounts payable                         $ 2,928,386    $ 1,695,266
   Short-term debt                            1,700,000            ---
   Accrued expenses                             247,945      1,341,811
   Current installments of long-term debt        81,787        556,153
                                            -----------    -----------
      Total current liabilities               4,958,118      3,593,230
Long-term debt, less current installments     2,170,529        134,490
                                            -----------    -----------
    Total liabilities                         7,128,647      3,727,720
                                            -----------    -----------
Shareholders' equity:
Preferred stock, $0.01 par value,
  5,000,000 shares authorized and no
  shares issued or outstanding                      ---            ---
Series A 12% convertible preferred
  stock, 125,000 shares authorized,
  38,972 shares issued and outstanding               39             39
Series AA 11% convertible preferred
  stock, 200,000 shares authorized,
  44,156 abd 52,565 shares issued and
  outstanding                                        44             53
Common stock, $0.10 par value, 25,000,000
  shares authorized and 16,245,044 and
  16,151,444 shares issued and
  outstanding, respectively                   1,624,504      1,615,144
Additional paid-in capital                   16,150,383     15,458,405
Accumulated deficit                          (6,141,292)    (5,514,600)
                                            -----------    -----------
    Total shareholders' equity               11,633,678     11,559,041
                                            -----------    -----------
Total liabilities and shareholders'
  equity                                    $18,762,325    $15,286,761
                                            ===========    ===========

See Notes to Consolidated Financial Statements.




                              PHOTOCOMM, INC.
                    CONSOLIDATED STATEMENT OF CASH FLOWS


                                                 Nine months ended
                                                   September 30,
                                                 1997           1996
                                            -------------------------
Cash flows from operating activities:
  Net income (loss)                         ($ 626,692)    $1,021,419
  Adjustments to reconcile net income
    (loss) to net cash used in
    operating activities:
      Depreciation and amortization            395,191        306,957
      Non-cash settlement charge               650,000            ---
      Change in accounts receivable         (1,362,422)    (3,725,242)
      Change in inventories                 (2,147,014)      (291,637)
      Change in accounts payable and
        accrued expenses                       139,254      1,823,815
      Change in other current assets            22,018       (112,110)
                                            ----------     ----------
Net cash used in operating activities       (2,929,665)      (976,798)

Cash flows used in investing activities:
     Purchase of property and equipment       (476,805)      (820,291)
     Purchase of other assets                 (378,655)    (1,399,368)
                                            ----------     ----------
Net cash used in investing activities         (855,460)    (2,219,659)

Cash flows provided by financing activities:
     Proceeds from issuance of debt          3,802,250      1,399,099
     Repayments of debt                       (540,577)      (103,338)
     Proceeds from issuance of common
       stock                                    78,980      1,507,727
     Cash dividends on preferred stock         (27,651)       (41,214)
                                            ----------     ----------
Net cash provided by financing
  activities                                 3,313,002      2,762,274


Net decrease in cash and cash
  equivalents                                 (472,123)      (434,183)

Cash and cash equivalents at beginning
  of year                                    1,377,898        485,412
                                            ----------     ----------
Cash and cash equivalents at end of
  period                                      $905,775        $51,229
                                            ==========     ==========


See Notes to Consolidated Financial Statements.





                           PHOTOCOMM, INC.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


Note 1.  Fiscal Year End

On February 2, 1997, the Board of Directors elected to change the fiscal year end of Photocomm, Inc. and its subsidiaries ("Photocomm" or the "Company") from August 31 to December 31. As a result, the Company now reports interim financial information on a calendar quarterly basis. Certain reclassifications have been made in the 1996 financial statements to conform to the classifications used in 1997.


Note 2.  Legal Proceedings

On July 22, 1997, the Company reached a settlement of the pending arbitration proceedings with former executives Robert Kauffman and Thomas LaVoy.

In connection with the settlement, the Company paid severance, benefits and attorney's fees. To facilitate the settlement, two of the Company's directors purchased all outstanding stock options  from  Mr.  Kauffman. The Company retired  100,000  stock options  held  by  Mr.  LaVoy.  In addition  to  the  approximate
$1,200,000  reserve  previously  announced  for   severance
under the employment agreements, the settlement agreements resulted in an additional aggregate one-time charge of $800,000, of which $650,000 was non-cash. As an additional provision of the agreement, Mr. Kauffman resigned as a director of the Company.

As previously provided in the employment agreement, the Company's majority shareholder, ACX Technologies, Inc. (NYSE: ACX)
purchased 500,000 shares of common stock and common stock equivalents from Mr. Kauffman. ACX also made a $2,000,000 non-recourse loan to Mr. Kauffman, secured by his remaining 1 million shares of common stock of the Company.


Note 3.  New Accounting Standards

Statement of Financial Accounting Standards No. 131, "Disclosures about Segments of an Enterprise and Related Information", was issued in June 1997. This statement establishes standards for the way public business enterprises report information about operating segments. It also establishes standards for related disclosure about products and services, geographical areas, and major customers. This statement is effective for the Company's financial statements for the year ended December 31, 1998 and the adoption of this standard is not expected to have a material effect on the Company's financial statements.

Statement of Financial Accounting Standards No. 130, "Reporting Comprehensive Income", was issued in June 1997. The statement establishes standards for reporting and display of comprehensive income in financial statements. This statement is effective for the Company's financial statements for the year ended December 31, 1998 and the adoption of this standard is not expected to have a material effect on the Company's financial statements.

Statement of Financial Accounting Standards No. 128, "Earnings per Share", was issued in February 1997. The adoption of this new accounting standard, which is required on December 31, 1997, will result in the restatement of earnings per share for all periods presented. Based on management's estimates, the adoption of this standard is not expected to have a material effect on the Company's financial statements.


Item 2.   Management's Discussion and Analysis of Financial
          Condition and Results of Operations


Business Overview

Photocomm is engaged in manufacturing and marketing solar and solar hybrid electric systems in the United States and abroad.
The Company operates in two major markets, distribution and industrial, which are outlined below.

Distribution

For the distribution markets, applications include remote electrification of rural homes, recreational vehicles and boats, water pumping, and lighting, which the Company distributes through dealer networks and retail catalogs. Currently, distribution accounts for approximately half of the Company's sales and is largely domestic, however, management believes there is opportunity for expanding and developing international markets. Distribution sales are relatively steady throughout the year, although there are seasonal swings in this largely domestic segment resulting in increased levels of sales in the second and third quarters. As international growth continues, the Company expects the seasonality to diminish.

International distribution is currently located in  two  regional centers. The Central and South American markets are serviced through an office in Florida, and on October 1, 1996 the Company opened an Australia office through a wholly-owned subsidiary, Photocomm Pty., Ltd. Although these offices are primarily focused on distribution sales, the Company also plans to pursue future growth opportunities in industrial applications worldwide.


Industrial Business

Industrial sales are focused primarily on power supply solutions for remote applications within the telecommunications and the oil and gas communications and exploration markets. Although sales to these markets are typically not seasonal in nature, the Company has participated in large projects within these markets by developing relationships with local carriers and larger original equipment manufacturers ("OEMs"). Historically, it has not been possible to predict this activity quarter to quarter. However, as these relationships continue to develop and new OEM customer relationships are built, it is the Company's strategy to develop a more consistent level of this business. Additionally, the Company expects sales in this market to continue to grow as the Company develops new domestic customers and identifies applications internationally. An increase in the Company's international presence was recently accomplished through the addition of contracts obtained from Integrated Power Corporation ("IPC").

On November 13, 1997, the Company announced the signing of a memorandum of understanding to acquire the assets and business of Utility Power Group ("UPG"), headquartered in Chatsworth, California. UPG, with 1996 revenues of approximately $6 million, manufactures, integrates and installs utility grid interactive solar systems for the industrial telecommunications market.



Results of Operations

Consolidated net sales for the three months ended September 30, 1997 were $8,568,587, an increase of $99,378, or 1.2%, as compared to the 1996 similar period. The increase in sales is attributable to the IPC contracts, increased volume in the industrial oil and gas communications businesses, and increased volume in domestic distribution. Partially offsetting these increases were sales declines in industrial telecommunications and international distribution related to the timing of certain large contracts that were realized in the third quarter of 1996. For the third quarter of 1997, sales in the distribution market accounted for approximately 48% of total sales, with the remainder from the industrial markets. For the comparable 1996 quarter, sales to the distribution market accounted for approximately 55% of total sales, with the remainder from the industrial markets.

Consolidated net sales for the nine months ended September 30, 1997 were $22,803,841, an increase of $4,146,844, or 22.2%, as compared to the 1996 similar period. The increase in sales is attributable to increased volume in both domestic and international distribution and increased volume in the industrial business primarily related to the IPC contracts. Partially offsetting these increases was a decline in the industrial telecommunications business, a result of the timing of certain large contracts that were realized in the third quarter of 1996. For both nine month periods ended September 30, 1997 and September 30, 1996, sales to the distribution market accounted for approximately 54% of sales, with the remainder from the industrial markets.

Gross margin (gross profit divided by net sales) was 26.1% for the third quarter of 1997, compared to 19.7% for the third quarter of 1996. The increase in the gross margin for the quarter is primarily attributable to the change in sales mix to a greater percent of sales from the industrial markets, specifically related to the IPC contracts, and strong summer season sales in the distribution markets. For the nine months ended September 30, 1997, gross margin was 21.7% as compared to 23.1% for the 1996 similar period. The decrease in the gross margin is primarily a result of lower volume in the industrial markets and the resulting under absorption of fixed costs during the second quarter of 1997.

Operating income was $518,539 for the third quarter of 1997, compared to $320,691 for the third quarter of 1996. Operating income as a percent of sales increased to 6.1% for the third quarter of 1997 from 3.8% for the third quarter of 1996. The increase in operating income was a result of the increase in gross margin as described above, offset in part by an increase in selling, general and administrative expenses due to costs associated with streamlining the Company's operations. The nine month period ended September 30, 1997 had an operating loss of $565,492, compared to operating income of $733,021 for the nine month period ended September 30, 1996. The decrease in operating income is primarily a result of a second quarter compensation charge of $800,000 associated with severance agreements with former executives of the Company and the decrease in gross margin as discussed above. The severance agreements are discussed more extensively in Part II, Item 1, of this Quarterly Report.

The Company has not recognized any income tax benefit or expense for the three and nine month periods ended September 30, 1997. Realization of the net operating losses generated during 1997 and the remaining operating losses generated in prior periods is dependent on the generation of future taxable income and is limited by ownership changes. At this time management has not determined that it is more likely than not that the entire deferred tax asset will be realized and has provided a valuation allowance against the Company's deferred tax asset. The realizability of the deferred tax asset will be monitored on a quarterly basis.

During the three and nine month periods ended September 30, 1996, the Company recognized a $350,000 tax benefit from the establishment of a deferred tax asset through an adjustment in the valuation allowance. This decrease in the valuation allowance resulted primarily from the utilization of net operating loss carryforwards during the 1996 third quarter and the release of a portion of the deferred tax asset valuation allowances based upon the Company's re-evaluation of the realizability of the remaining net operating loss carryforwards.


Liquidity and Capital Resources

The Company's liquidity is generated from internal and external sources and is used to fund short-term working capital needs and capital expenditures. Internally generated liquidity is measured by net cash from operations and working capital. At September 30, 1997, the Company's working capital was $8,667,865 with a current ratio of 2.7 to 1. At December 31, 1996, the Company's working capital was $7,017,458 with a current ratio of 3.0 to 1. The Company considers its working capital sufficient to meet its anticipated short-term requirements.

Cash used in operating activities for the nine months ended September 30, 1997 was $2,929,665. The Company's operating cash uses primarily consisted of an increase in inventory of $2,147,014 and an increase in accounts receivable of $1,362,422.

Cash   used  in  investing  activities  primarily  consisted   of
expenditures   for   computer   equipment,   manufacturing    and
engineering equipment, and the IPC contracts.

Cash generated from financing activities primarily consists of $3,700,000 of proceeds from a $4,000,000 line of credit provided by majority shareholder, ACX Technologies, Inc. The significant terms of this agreement include an interest rate of 1% less than the monthly prime rate, a three year term, and interest to be paid quarterly. Offsetting the above proceeds were repayments of debt in the amount of $540,577.

Although no assurances are possible, the Company believes that its future operating cash flows and available line of credit from the majority shareholder, ACX Technologies, Inc., will provide adequate funding for current obligations, projected operations and planned expansion for the next twelve months and the foreseeable future.



Forward-Looking Statements

The statements made in this report that are not historical facts contain forward-looking information that involves risks and uncertainties. Forward-looking statements include, but are not limited to, statements of the Company's beliefs, expectations and strategies. Important factors that may cause actual results to differ from such forward-looking statements include, but are not limited to, market demand and acceptance of the Company's products, the impact of competitive technologies, products and services, risks associated with international operations including currency fluctuations, litigation, seasonality, claims to which the Company may be a party, availability of critical materials or supply, the Company's ability to manage planned expansion of its business and to integrate acquisitions of other businesses, the effect of economic and business conditions and other risk detailed from time to time in the Company's filings with the Securities and Exchange Commission.

These statements should be read in conjunction with the financial statements and notes thereto included in the Company's Form 10-KSB for the year ended August 31, 1996. The accompanying financial statements have not been examined by independent accountants in accordance with generally accepted auditing standards, but in the opinion of the Company, such financial statements include all adjustments necessary to summarize fairly the Company's interim financial position and results of operations. All adjustments made to the interim financial statements presented are of a normal recurring nature. The results of operations for the three month and nine month periods ended September 30, 1997 may not be indicative of results that may be expected for the year ending December 31, 1997.



                   PART II.  OTHER INFORMATION


Item 1.   Legal Proceedings

On July 22, 1997, the Company reached a settlement of the pending arbitration proceedings with former executives Robert Kauffman and Thomas LaVoy.

In connection with the settlement, the Company paid severance, benefits and attorney's fees. To facilitate the settlement, two of the Company's directors purchased all outstanding stock options  from  Mr.  Kauffman. The Company retired  100,000  stock options  held  by  Mr.  LaVoy.  In addition  to  the  approximate
$1,200,000  reserve  previously   announced   for   severance
under the employment agreements, the settlement agreements resulted in an additional aggregate one-time charge of $800,000, of which $650,000 was non-cash. As an additional provision of the agreement, Mr. Kauffman resigned as a director of the Company.

As previously provided in the employment agreement, the Company's majority shareholder, ACX Technologies, Inc. (NYSE: ACX)
purchased 500,000 shares of common stock and common stock equivalents from Mr. Kauffman. ACX also made a $2,000,000 non-recourse loan to Mr. Kauffman, secured by his remaining 1 million shares of common stock of the Company.



Item 6.   Exhibits and Reports on Form 8-K

(a)  Exhibits:

Exhibit
Number              Document Description

27                  Financial Data Schedule


(b)  Reports on Form 8-K

There  were no reports filed on Form 8-K during the quarter ended
September 30, 1997.



                           SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



Date: November 13, 1997          By /s/Jeffrey C. Brines
                                 -----------------------------
                                 Jeffrey C. Brines
                                 (Chief Financial Officer)