Form 10-K
period 1997-12-31
PHOTOCOMM INC
filed 1998-03-31
CIK 746255

                    SECURITIES AND EXCHANGE COMMISSION
                          Washington, D.C. 20549
                                FORM 10-K

[X]            Annual Report Pursuant to SECTION 13 OR 15(d)
                  of the Securities Exchange Act of 1934
               For the fiscal year ended December 31, 1997

                                  OR

[ ]             Transition Report Under Section 13 OR 15(d)
                  of the Securities Exchange Act of 1934
                    Commission File No. 0-12807

                             PHOTOCOMM, INC.
          ------------------------------------------------------
          (Exact name of registrant as specified in its charter)

          Arizona                                86-0411983
------------------------------                  -------------------
(State or other jurisdiction of                 (I.R.S. Employer
incorporation or organization)                  Identification No.)


7681 East Gray Road, Scottsdale, Arizona             85260
----------------------------------------         -------------
(Address of principal executive offices)           (Zip Code)


  Registrant s telephone number, including area code:  (602)948-8003

   Securities Registered under Section 12(b) of the Exchange Act:

                          Not Applicable

   Securities Registered under Section 12(g) of the Exchange Act:

                   Common Stock, $0.10 par value
                  --------------------------------
                          Title of Class

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months and (2) has been subject to such filing requirements for the
past 90 days.  Yes (X)   No ( )

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant's knowledge, in definitive proxy or information statements incorporated by
reference in Part III of this Form 10-K or any amendment to this
Form 10-K.    ( )

As of March 3, 1998, the aggregate market value of the 7,887,178 shares of Common Stock of the Registrant issued and outstanding on such date based on the average of the bid and ask prices as represented by the Nasdaq SmallCap Market, excluding 8,779,447 shares held by all affiliates of the Registrant, was approximately $17,250,000.

Number of shares of Common Stock outstanding at March 3, 1998:
16,666,544.

             Documents incorporated by reference:
List hereunder the following documents incorporated by reference and the part of the Form 10-K into which the document is incorporated:

Portions of the definitive Proxy Statement for the Annual Meeting of the Shareholders to by held on May 27, 1998 are incorporated by reference into Part III, Items 10-13 of this Form 10-K.

                             TABLE OF CONTENTS




PART I                                                      Page

Item 1.   Business                                            1
Item 2.   Properties                                          6
Item 3.   Legal Proceedings                                   6
Item 4.   Submission of Matters to a Vote of
          Security Holders                                    6


PART II

Item 5.   Market for Registrant s Common Equity and
          Related Stockholder Matters                         7
Item 6.   Selected Financial Data                             8
Item 7.   Management's Discussion and Analysis of
          Financial Condition and Results of Operations       9
Item 7a.  Quantitative and Qualitative Disclosure About
          Material Risk                                      13
Item 8.   Financial Statements and Supplementary Data        14
Item 9.   Changes In and Disagreements with Accountants
          on Accounting and Financial Disclosure             39

PART III

Item 10.  Directors and Executive Officers of the Registrant 39
Item 11.  Executive Compensation                             39
Item 12.  Security Ownership of Certain Beneficial
          Owners and Management                              39
Item 13.  Certain Relationships and Related Transactions     39
Item 14.  Exhibits, Financial Statement Schedules and
          Reports on Form 8-K                                40

                             PART I

Item 1.   Business

Company Background

Photocomm, Inc., directly and through its wholly owned subsidiaries (collectively, the "Company"), is engaged primarily in the development, manufacturing and marketing of photovoltaic (solar electric) power systems and related products.

The Company was incorporated as Photocomm, Inc. in 1981 under the laws of the State of Arizona. Effective April 1, 1998, Photocomm, Inc. will begin doing business as ( dba ) Golden Genesis Company.

On November 21, 1996, the Company entered into a new financial and strategic agreement with Golden Technologies, Inc. ("GTC"), a wholly owned subsidiary of ACX Technologies, Inc. ( ACX ), and New World Power Corporation ( NWP ) (the "Stock Purchase Agreement"). Pursuant to the Stock Purchase Agreement, GTC acquired NWP's 44% interest in the Company, and NWP and the Company terminated all of their respective rights and options pursuant to prior agreements. GTC also acquired from the Company 1,000,000 shares of newly issued common stock, par value $0.10 per share (the Common Stock ), at a purchase price of $2.75 per share.

In conjunction with the Stock Purchase Agreement, GTC also acquired 450,000 shares of Common Stock from Programmed Land, Inc., 450,000 shares of Common Stock from Robert R. Kauffman, the Company's former President, 50,000 shares of Common Stock from Myron Anduri, one of the Company's Vice Presidents, and 50,000 shares of Common Stock from Thomas LaVoy, the Company's former Chief Financial Officer, in each case at a purchase price of $2.75 per share. As a result of the Stock Purchase Agreement, the transactions contemplated thereby and certain subsequent events, at March 19, 1998 GTC held approximately 52% of the outstanding Common Stock and had the voting rights to an additional 3% of the outstanding Common Stock. The Company granted demand registration rights to GTC covering the shares purchased from NWP, the Company and all other shares they may own, provided that GTC shall pay 50% of the costs of any demand registration.

In addition, the Stock Purchase Agreement granted GTC the preemptive right to purchase its proportionate share of all future equity offerings of the Company provided that GTC owns at least 20% of the shares of the issued and outstanding stock of the Company or at least 6,000,000 shares. The Stock Purchase Agreement also permits GTC to designate three members of the Company's six member Board of Directors.

In accordance with the designation rights granted to GTC pursuant to the Stock Purchase Agreement, Jeff Coors, John Coors and Jed Burnham were appointed to the Board of Directors of the Company on November 21, 1996, replacing three incumbent directors. On January 31, 1997 the Company s Board of Directors terminated Robert R. Kauffman, President and Thomas LaVoy, Chief Financial Officer. The Board replaced these executives with John Coors, President and Jeffrey Brines, Chief Financial Officer.

On February 3, 1997, upon recommendation of the Audit Committee, the
Company s Board of Directors changed its fiscal year end to December 31 from August 31.

On July 2, 1997, the Company acquired certain assets, customer contracts and sales representative agreements of Integrated Power Corporation, Inc.
( IPC ). IPC specializes in highly engineered alternative power systems incorporating solar, wind and diesel generators. IPC has historically focused on the industrial markets in Northern Africa and the Middle East. The Company believes the addition of these distribution channels will better enable it to penetrate these active markets. The Company paid $450,000 in cash to acquire these assets.

During 1997 the Company began implementing a plan to centralize operations, warehousing and administration in Scottsdale, Arizona. The main objective of the plan is to reduce costs and increase efficiencies. The less efficient or higher cost locations were closed (Texas and Tucson) and their operations moved to the Scottsdale facility. As a result of the plan the current facility does not have enough space to support the continued growth of the Company, and therefore the Company is moving its Scottsdale operation to a new leased facility and selling the current land and building. The Company has committed to a lease on the new facility with an initial lease term through February 2000. The Company expects the move to take place in the second quarter of 1998.

On January 23, 1998 the Company acquired Silicon Energy Corporation, a California corporation doing business as Utility Power Group ( UPG ). UPG functions as a value added systems integrator of solar electric products, specializing in on-grid and off-grid solar and hybrid power systems, headquartered in Chatsworth, California. The acquisition was structured as a merger, with Utility Power Group, Inc., a wholly owned subsidiary of the Company, as the surviving corporation. The aggregate consideration paid by the Company in connection with this merger was $1,250,000. The Company issued 400,000 shares of its Common Stock valued at $650,000 and paid $600,000 in cash.

Solar Electric Industry - Background

Solar electric power generation is a high technology industry using advanced semiconductor devices that convert sunlight directly to electricity.

The first applications of solar electric technology were in space satellite power systems in the 1950's. These early solar electric systems utilized in the United States space program were extremely expensive, but their reliability and elimination of conventional fuel proved ideal for this remote application. As a potential earth-based alternative energy source, solar electric systems offered the additional benefits of silent, pollution-free power generation, requiring no power lines and virtually no maintenance. Although prohibitively expensive for commercial use when first developed, the potential of solar electric technology as an ideal energy alternative generated worldwide interest and increasing levels of research and development investments, particularly in the U.S. and Japan. In the early 1970's, the dramatic increases in oil prices and the accelerated search for energy alternatives spurred investment in solar electric technologies, particularly by the large oil companies. By the early 1980's, dramatic cost reductions and greatly improved system performance set the stage for the commencement of the market development phase of this emerging technology in a wide range of commercial applications throughout the world.

Technology

The fundamental element of a solar electric system is the semiconductor device, or cell, which generates a variable electric current that is directly proportionate to the quantity of sunlight energy absorbed. Solar cells are electrically interconnected to form a module unit in which the cell groupings are formatted to achieve desired module electrical power specifications, such as voltage and current. The solar module is the power-generating component of a complete solar electric system. Additional components of these systems are collectively termed balance of system items, and typically comprise such products as electronic controllers, batteries for energy storage, electrical fuses, switches and wiring, and the actual device to be powered such as lights, motors and other electrical devices.

Since the initial use of expensive solar electric power systems in the space program, the major obstacle to broader commercial application has been the high cost of the solar cells or modules. During the last decade an estimated one billion dollars has been invested worldwide by governments and corporations in various research and development efforts targeted to achieve cost reductions in manufacturing solar electric modules. These continuing efforts have resulted in current module prices that are approximately 30% of the pricing level of ten years ago.

Industry Structure

As a result of the extensive capital requirements and research expenditures necessary to design, develop and produce solar electric modules, the manufacturing side of the market has been dominated by large, multi-national oil and electronics companies in the United States, Japan and Europe. Three companies are the acknowledged world leaders in module manufacturing technology and market share: Siemens Solar Industries ( Siemens Solar ), a division of Siemens A.G.; Solarex Corporation ( Solarex ), a jointly held venture of Amoco Corporation and Enron Corp.; and Kyocera Corporation
( Kyocera ) in Japan. Other major international module manufacturers are BP Solar International ( BP Solar ), a subsidiary of British Petroleum Company p.l.c., Sharp Corporation, Sanyo Corporation, and United Solar Systems Corp. ( United Solar ).

The major module manufacturers primarily market their product lines through a network of distributors and dealers who resell modules, with complementary components, to the end-user. The larger distributors in this marketing channel are known as systems integrators who provide design, engineering and technical service to their customers.

Markets and Products

The market for the Company s solar electric systems is primarily in remote area applications, generally defined as those electric power applications where access to utility power is relatively expensive, inconvenient or not available.

The Company develops, engineers and distributes fully integrated systems to service a variety of industrial customers needs, including:

* Communication systems where conventional utility power is not available or the cost to extend a line to these sites is prohibitive.
* Traffic signal systems used in urban and remote areas where solar electric applications can frequently be more cost-effective than conventional electric systems that require installing a transformer and underground cable.
* Remote monitoring systems used in production, consumption and scientific data collection where solar electric systems provide reliable power to customers who require monitoring of such diverse facilities or physical locations as gas pipelines, remotely located weather stations or water tables. Generally, only a small amount of power is needed to operate a transmitter sending a signal over a phone line, a radio transmitter or via satellite.
* Solar electric systems used by utility power providers who connect arrays of modules directly to their power grid. These are known as grid interconnected systems. A growing number of homeowners in the U.S., Europe, and Asia are expressing a desire for green electricity. Surveys have shown that a growing percentage of U.S. homeowners will pay a premium for energy produced by clean, renewable sources, such as solar energy. Although this form of electrical power generation continues to cost much more than conventional sources, or fossil fuels, it is anticipated that as restructuring in the U.S. Electric Utility Industry accelerates, and the electric service monopolies are opened up to competition, solar will emerge.


The Company's products within these markets include complete solar electric power systems, grid interconnected systems, system components and certain accessory products. Complete systems consist of one or more solar modules; controllers to monitor, regulate and control the output; and, in most systems, batteries to store the energy generated by the solar modules. Occasionally, backup generators or inverters, which convert DC electric power to AC power, are included as integral components of a system. The Company markets standard prepackaged systems for a wide range of applications. Each system contains the basic components as well as related wiring and connections, mounting devices, and other installation components as appropriate. Grid interconnected systems consist of many solar modules, controllers, inverters and support structures which are connected to a utility s power grid. The Company also sells a line of proprietary non-breakable (non-glass construction) solar modules, under the trade name Duravolt(tm). Duravolt(tm) modules are utilized in applications requiring maximum durability and rugged construction.

The Company s distribution market includes a wide range of customers. Today, more than 500 solar energy dealers, predominantly located in North and South America, are part of this service family. The Company delivers both products and services as described below:

* Dealers are supported by delivery of a wide range of solar modules and related hardware. These dealers and their customers are supported by the Company s extensive dealer program, which includes product catalogs, expert application assistance and advertising support to promote their businesses.
* The distribution market is also supported by the Company at the retail level through Sunelco, the Company s wholly-owned subsidiary concentrating in system integration and mail-order system design. An extensive catalog is maintained by Sunelco to provide information about sizing and installation of remote solar energy systems.
* Direct sales of solar electric systems to owners of recreational vehicles and boats are an emerging market. Prepackaged solar energy systems provide the customer with a new source of electricity when conventional sources are unavailailable.

* The water pumping system market is another market within the distribution group. The Company manufactures solar electric pumps and designs complete systems for deployment anywhere in the world. With the sun as the energy source, water can be delivered at rates from .5 gallons per minute for small residential customers to over 120 gallons a minute for agricultural or village applications.

Products offered by the Company in these markets include solar modules, inverters, controllers, batteries, battery chargers, switches, metering devices, mounting hardware, water pumps, light fixtures and high efficiency appliances, most of which are either integral to, or used in conjunction with, solar electric power systems.

The Company manufactures a wide range of products used in solar systems and sold in the distribution network. Products manufactured by the Company to be used in industrial systems include modules (both Duravolttm and other types), controllers, inverters, and module structures. Products manufactured by the Company to be sold in its distribution network include, specialty modules, controllers, inverters and water pump motors. The Company s manufactured products account for approximately 15% of the Company s sales.

Suppliers

The photovoltaic module is the most critical element comprising a solar electric power system.

The Company has a photovoltaic module distribution agreement with United Solar. The Company has the exclusive rights to distribute United Solar s Unisolar brand module in the United States and Canada. United Solar is believed to be the world s largest producer of thin film solar modules. Thin film modules are lightweight durable modules which are less expensive but also less efficient than traditional modules.

The Company also has a solar module distribution arrangement with Kyocera s United States subsidiary Kyocera America, Inc. The Company represents Kyocera solar electric modules in the United States, Canada, Latin America and South America. Kyocera, the world's third largest manufacturer of solar electric modules, offers the Company competitive terms and the opportunity to develop and establish a Western Hemisphere dealer organization.

The Company's requirements for other solar electric systems components and related equipment are purchased from numerous vendors, and the Company believes that such components and equipment are generally available from other sources at competitive prices. Suppliers for sales in markets outside North America are generally the same as those for sales in North America except when specific contracts require specific components.

Certain key systems components, such as Duravolt modules and electronic controllers, are manufactured by the Company and considered to be proprietary. Solar cells are the key raw material used in the Company s manufacturing process. The Company can use solar cells from any of the major module manufactures but the majority of the solar cells used in its modules are from Kyocera. All other raw materials required in the Company s manufacturing are available from a variety of sources at competitive prices.


Company Marketing Organization

The Company markets its products to a broad range of customers in both its distribution and industrial markets. Within the North American distribution market, Company sales are through a network of over 500 dealers who purchase products from the Company for resale to their own customer accounts, and through direct retail customers primarily accessed by the Company's Sunelco mail-order operation. North American distribution sales accounted for approximately 33%, 26%, 35% and 19% of the Company s sales for year ended December 31, 1997, the four months ended December 31, 1996, and the years ended August 31, 1996 and 1995, respectively. The Company has aggressively expanded its distribution markets through certain international markets including a wholly owned subsidiary in Australia and dealers in Central and South America. International distribution sales accounted for approximately 20%, 13%, 16% and 13% of the Company s sales for the year ended December 31, 1997, the four months ended December 31, 1996, and the years ended August 31, 1996 and 1995, respectively. No single customer within the domestic or international market accounted for more than 10% of the Company s annual sales for any of the reported periods.

Industrial sales, in which the Company develops, engineers and distributes fully integrated systems, for a diverse array of industrial customers are made either through direct sales employees of the Company or through independent sales representatives. Industrial sales represented approximately 47%, 60%, 45% and 48% of the Company's sales for the year ended December 31, 1997, the four months ended December 31, 1996 and the years ended August 31, 1996 and 1995, respectively. During the year ended December 31, 1997 no single customer accounted for more than 10% of the Company s sales. During the four months ended December 31, 1996 Motorola Indonesia represented approximately 27% of the Company s sales and no other customer accounted for more than 10% of the Company s sales. During the year ended August 31, 1996, no single customer accounted for more than 10% of the Company's sales. During the year ended August 31, 1995, the U.S. Navy represented 15% of the Company s sales, and no other single customer accounted for more than 10% of the Company s sales.

Competition

The Company's principal competition in the distribution markets consists of numerous regional distributors who purchase solar electric modules from the major manufacturers and resell modules and other system components to dealers or end-users. The major competitive factors are product price, service, technical capability and delivery. The Company has an advantage over the small regional distributors by having the resources to provide better service, technical capability and delivery.

In the industrial markets the Company's competition consists principally of the major international module manufacturers and distributors who have technical capabilities to deliver fully integrated systems. Manufacturers that market integrated systems include U.S.-based Siemens Solar and Solarex, U.K.-based BP Solar and Japan-based Kyocera. Module pricing, technical ability and service are the important competitive factors internationally. The major module manufacturers have an advantage in module pricing but the Company is able to compete evenly in service and technical capability.

Backlogs

The Company s products are generally shipped within one to two months after receipt of an order. The Company backlog as of December 31, 1997 was approximately $4,500,000. The comparable backorder level as of December 31, 1996 was approximately $4,300,000. All backlogged sales are expected to be filled within the next fiscal year.

Subsidiary Operations

Balance of Systems Specialists, Inc. ("BOSS"), Photocomm Credit Corporation and Photocomm of Texas, Inc. operated as wholly owned subsidiaries of the Company until December 31, 1997 when they were merged into Photocomm, Inc. The merger was done to reduce administrative costs of the Company.

Employees

On March 1, 1998, the Company employed a total of 115 persons, 6 of whom are management and marketing personnel, 26 of whom are engaged principally in sales, 36 of whom provide administrative, engineering and secretarial services, and 47 of whom are manufacturing personnel. No employee is subject to a collective bargaining agreement. The Company believes it has favorable relations with its employees.

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

Item 2.   Properties

The Company owns its 20,000 square foot facility in Scottsdale, Arizona housing both its principal executive offices and manufacturing and distribution facility. The Company leases space for regional sales offices and warehousing. The following table describes the Company's principal leased facilities, including square footage and lease expiration dates:

                     Lease                 Approximate
                     Expiration           floor area in      Location
Location             Date                  square feet       Purpose
Scottsdale, AZ       November 1998           10,750          Sales and
                                                             warehousing
Safford, AZ          December 1998            8,000          Manufacturing
San Diego, CA        Month to month             325          Sales
Golden, CO           Month to month           6,220          Administration
                                                             and sales
Houston, TX          February 2001            2,500          Sales
Hamilton, MT         September 1998           2,500          Sales
Fort Myers, FL       Month to month             500          Sales
Brisbane, Australia  September 1998           3,200          Sales and
                                                             warehousing
Frederick, MD        Closed January 1998     10,000          Sales and
                                                             warehousing
Houston, TX          Closed January 1998      5,000          Manufacturing,
                                                             warehousing
                                                             and sales

As of December 31, 1997, the Company is leasing 10,750 square feet of office/warehouse space in a building adjacent to the corporate headquarters. The Company's former President and former Chief Financial Officer own this adjacent office/warehouse building. The present lease has been negotiated at fair market value rates. Aggregate rental payments for the year ended December 31, 1997 and the four months ended December 31, 1996 were $62,868 and $19,808, respectively. The term of the lease expires in November 1998.


On October 29, 1997 the Board of Directors approved a plan to relocate the Scottsdale offices, manufacturing and warehouse functions to a new facility. The new, 52,650 square foot facility will be leased with an initial lease term through February 2000. The existing headquarters has been listed for sale.

The Company believes that future space requirements can be met with the new facility as well as available leasable property in each of its geographical areas to provide for sufficient facilities to conduct its operations and expand its business consistent with its strategic objectives in fiscal 1998.

Item 3.   Legal Proceedings

The Company has learned that it has been named as one of two dozen defendants in a lawsuit. The suit appears to allege various violations of securities laws and breaches of fiduciary duties, among other things. Although the Company is named as a defendant in the lawsuit, no claim of damages or other relief is expressly requested of it in the plaintiffs complaint. Although the Company has not been served with process, the Company will, if served, defend itself vigorously against these claims.


Item 4.   Submission of Matters to a Vote of Security Holders

No matter was submitted to a vote of the shareholders during the fourth quarter ended December 31, 1997, through the solicitation of proxies or otherwise.

                             PART II

Item 5.   Market for Registrant s Common Equity and Related Stockholder
          Matters

The Company's Common Stock trades on the NASDAQ small cap market system under the symbol PCOM. The following information sets forth the high and low bid quotations in dollars per share for the Company's Common Stock as reported by NASDAQ during the year ended December 31, 1997, the four months ended December 31, 1996 and the year ended August 31, 1996.

Year ended August 31, 1996                       Low        High
First Quarter (through November 30, 1995)       $2.03       $3.25
Second Quarter (through February 29, 1996)       2.43        3.37
Third Quarter (through May 31, 1996)             2.43        2.87
Fourth Quarter (through August 31, 1996)         2.12        2.87

Four months ended December 31, 1996
Period September 1, 1996 to December 31, 1996   $2.06       $2.81

Year ended December 31, 1997
First Quarter (through March 31, 1997)          $2.06       $3.13
Second Quarter (through June 30, 1997)           1.88        2.50
Third Quarter (through September 30, 1997)       1.50        2.31
Fourth Quarter (through December 31, 1997)       1.38        2.03


On March 3, 1998 there were 786 stockholders of record for the Company's Common Stock. The Company estimates that there are approximately 3,700 beneficial owners of the Company's Common Stock.

The Company has never paid cash dividends on its Common Stock, and it intends for the foreseeable future to retain any earnings to support the growth of its business.

Item 6.    Selected Financial Data

Selected financial data for the year ended December 31, 1997, the four months ended December 31, 1996 and the years ended August 31, 1996, 1995, 1994 and 1993 follows. (In thousands, except per share data)

Income Data

                                               Four Months
                                 Year Ended       Ended       Year Ended    Year Ended    Year Ended    Year Ended
                                  12/31/97      12/31/96      8/31/96 (1)      8/31/95       8/31/94       8/31/93
Sales                             $ 32,829      $  9,705       $ 22,995      $ 20,541      $ 14,272      $ 11,540

Gross profit                         6,909         2,198          5,558         4,821         3,408         2,766

Net income (loss)                     (525)       (1,389)         1,147           904           216          (493)

Net income (loss) per
  basic common share                 (0.03)        (0.10)          0.08          0.06          0.00         (0.08)

In-kind dividends declared, per:
  Series A preferred share             -             -              -             -            0.15          0.60
  Series B preferred share             -             -              -             -            0.20          0.60

Cash dividends declared, per:
  Series A preferred share            0.46          0.30           0.60          0.60          0.45           -
  Series AA preferred share           0.51          0.33           0.66          0.66          0.66          0.12

Weighted average number of
  common shares outstanding         16,216        14,906         13,917        12,342        11,264         9,010


Balance Sheet Data
                                  12/31/97      12/31/96        8/31/96       8/31/95       8/31/94       8/31/93

Total assets                       $19,505       $15,287        $15,586       $ 8,825       $ 7,327       $ 6,364

Working capital                     12,054         7,017          5,719         4,745         3,253         1,360

Long-term debt                       4,150           134            638           720           844         1,610

Stockholders  equity                11,706        11,559          9,733         6,397         4,958         1,672

(1)  Fiscal year 1996 includes the acquisitions of Solarjack Manufacturing, Inc. on February 2, 1996
and Sunelco, Inc. on October 3, 1995.


Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations

References herein to 1997 refer to the Company s fiscal year ended December 31, 1997. References herein to fiscal 1996 and fiscal 1995 refer to the Company s previous fiscal years ended August 31, 1996 and 1995, respectively.

Introduction

The Company markets, engineers, manufactures and distributes solar electric systems utilized primarily in remote areas. Areas generally include those where electric power is needed but access to electricity is not available, costs are relatively high or access is inconvenient. Two primary markets compose the majority of the Company s results from operations: the industrial market and the distribution market.

The Company services a variety of customers in the industrial market. These customers have power generation needs for communication systems, traffic signal systems, and remote monitoring systems.

The Company s distribution market includes more than 500 solar energy dealers, which are predominantly located in North and South America. The Company delivers a wide range of solar modules and related hardware to the dealer network. The distribution market also includes retail sales through Sunelco, a system integrator and mail-order design firm, and direct sales to end users of prepackaged solar systems for recreational vehicles and boats and water pumping systems for small residential customers or large agricultural and village applications.

The Company s operating results reflect the strategic decisions to increase marketing resources to expand current domestic and international sales, activities to consolidate manufacturing, operations support and administration and settlement costs with former management. The consolidation will allow the Company to serve customers with higher quality goods and services at a lower overall cost.



Results of Operations

The following table sets forth certain operational data as a percent of net sales for the periods indicated:

                                                  Four
                                         Year    months
                                         ended   ended  Year ended
                                         December 31,   August 31,
                                          1997   1996  1996  1995
Sales                                     100%   100%  100%  100%
Cost of sales                              79%    77%   76%   77%
Gross profit                               21%    23%   24%   23%
Selling, general & administrative          22%    36%   20%   19%
Income (loss) from operations              (1%)  (13%)   4%    4%

Year ended December 31, 1997 vs. year ended August 31, 1996.

Sales
Sales for 1997 were $32,829,360, a 43% increase over sales of $22,995,264, for fiscal 1996. Sales increased in every market in which the Company operates. Industrial sales increased $4,959,000 or 48%, primarily due to the acquisition of the IPC contracts in July of 1997 and increased domestic sales to industrial original equipment manufacturer customers. Sales to the distribution network increased $4,875,000 or 39%, primarily due to the increased number of domestic distributors, higher sales by the Company s new Australian subsidiary and increased demand in South America.

The Company s sales mix changed slightly during 1997 compared to fiscal 1996. The Company derived approximately 47% of its revenue from industrial customers, and 53% from distribution markets, which primarily service consumer-based dealers and retail customers. Sales during fiscal 1996 are comprised of 45% from the industrial markets and 55% from distribution markets. In 1997, international sales within the industrial and distribution markets accounted for approximately 15% and 21% of the Company s sales, respectively.

Gross Profits
Gross profits for 1997 were $6,908,758, a 24% increase over gross profits of $5,557,927 for fiscal 1996. Gross margins were 21% in 1997 and 24% in fiscal 1996. The increase in gross profits was due to a significant increase in overall sales. The lower gross profit margins are attributable to increased sales within the international distribution markets, (where module suppliers are often the major competitors and the Company is at a price disadvantage), costs associated with entering new industrial markets, increased prices of solar modules resulting from supply restrictions and lower absorption of fixed costs by Company manufacturing facilities.

Selling, General and Administrative Expenses ( SG&A )
SG&A expenses for 1997 were $7,240,203, a 54% increase over SG&A expenses of $4,707,316 for fiscal 1996. The increase was partially due to a 1997 compensation charge of approximately $800,000 for severance payments to former executives of the Company.

Excluding severance, SG&A expenses would have been $6,440,203 for 1997, a 37% increase over fiscal 1996. The increase was attributable to overall staffing increases including significant increases in sales and marketing salaries and personnel, an expanded incentive bonus program, increased facility costs, travel and other expenses for activities to support the Company s continued growth.

Other Income (Expense)
The Company's non-operating income and expense is primarily comprised of interest expense. Interest expense increased in 1997 versus fiscal 1996 due to additional outstanding indebtedness relating to investments in upgraded infrastructure, former executive settlements and the acquisition of IPC assets.

Income Tax
The Company did not recognize any income tax benefit or expense for 1997. Utilization of the net operating loss ( NOL ) carryforward as of December 31, 1997 totaling approximately $8,500,000, is dependent on generation of future taxable income and is limited by ownership changes. At this time, management has not determined that it is more likely than not that all of the deferred tax asset will be realized and has provided a valuation allowance for a significant portion of the value of the NOL carryforward.

Net Loss
The Company experienced a net loss of $525,261 or $0.03 per diluted common share in 1997 versus net income of $1,147,327 or $0.07 per diluted common share in fiscal 1996. The change to a net loss position was primarily due to severance charges and lower gross profit margins in 1997. In addition, the Company recognized a $350,000 income tax benefit in fiscal 1996.

Four months ended December 31, 1996 vs. four months ended December 31, 1995.

Sales
Sales for the four month period ended December 31, 1996 were $9,705,486, a 44% increase over sales of $6,718,802 for the same period of 1995. The four month period for 1996 included a $2,200,000 sale to an Indonesian telecommunications customer.

Distribution increased approximately 12% during the four month period ending December 31, 1996 versus the same 1995 period. In general, sales revenue increases were due to volume increases with little or no effect related to price changes.

Gross Profit
Gross profit increased 29% from $1,706,513 in the four month period ended December 31, 1995 to $2,197,534 in the same period in 1996. Gross margins were 25% in the four month period ended December 31, 1995 and 23% in the four month period ended December 31, 1996. The gross profit for the 1996 period included a $410,600 charge related to inventory valuation allowances. Exclusive of this inventory valuation allowance, gross margins would have been 27% for the four month period in 1996, a 2% improvement compared to the same period in 1995. This was attributable to the higher margin realized on the Indonesian telecommunications sale in 1996.

Selling, General and Administrative Expenses
SG&A expenses increased 139% from $1,481,310 in the four month period ended December 31, 1995 to $3,540,050 in 1996. The increase in SG&A in 1996 was largely driven by a $1,200,000 charge relating to severance with former executives, increased labor costs and expanded marketing programs.

Labor costs increased $430,000 in the four month period of 1996 as compared to the same period in 1995. Most of this increase was a result of salary increases and increased staffing and bonus and benefit awards. Staffing increases were largely the result of start-up of the Australia subsidiary in October 1996 and from the acquisitions of Solarjack and Sunelco. The increase in sales and marketing expenses was primarily attributable to increased marketing of the Company's new solar water pumping division, advertising cost associated with the retail distribution business through Sunelco and new industrial markets.

Other Income (Expense)
The Company's non-operating income and expense is primarily comprised of interest expense. Interest expense increased in the four month period ended December 31, 1996 versus 1995 due to additional outstanding debt in 1996.

Income Tax
The Company did not recognize any income tax benefit or expense for the four months ended December 31, 1996 or 1995. Utilization of the NOL carryforward as of December 31, 1996 totaling approximately $8,000,000, is dependent on generation of future taxable income and is limited by ownership changes. The Company utilized NOL carryforward of $65,000 in the four months ended December 31, 1995 to offset current income tax expense.

Net Loss
The Company experienced a net loss of $1,388,857 or $0.10 per diluted common share in the four month period of 1996 versus net income of $222,380 or $0.01 per diluted common share for the same period in 1995. Without the inventory valuation allowance and other charges discussed above in the aggregate of $1,822,830, net income would have been $433,972, a 95% improvement from the same period in the prior year.

Year ended August 31, 1996 vs. year ended August 31, 1995

Net Sales
In 1996, the Company achieved a 12% increase in sales revenue over 1995. Sales revenue totaled $22,995,264 in the fiscal year ended August 31, 1996, compared to sales of $20,540,840 in the fiscal year ended August 31, 1995. Approximately 20% of fiscal 1995 sales revenue, or $5.1 million, were from non-recurring U.S. military contracts. Excluding military contracts, the Company's commercial sales increased by 49%.

The sales revenue gains were primarily attributable to a $3,058,000 or 45% increase in industrial products and systems; a $3,002,000 or 50% increase in residential off-grid home and water pumping systems; and a $1,272,000 or 53% increase in international sales. The increase in each of the Company's markets was attributable to the introduction of improved products and systems, and additional sales resulting from the 1996 Sunelco and Solarjack acquisitions, as well as continued marketing successes with little or no effect related to price changes.

In 1996, the Company's sales mix changed slightly from 1995. The Company derived approximately 45% of its sales revenues from industrial, commercial and government customers, with 55% from distribution markets. The sales mix in fiscal 1995 was 48% from industrial products and 52% from distribution markets. The change is primarily due to the addition of new consumer-based business resulting from the acquisitions of Sunelco and Solarjack in 1996.

Gross Profits
The Company's gross profits increased 15% to $5,557,927 for 1996 compared to $4,821,264 in 1995. Gross margins were 24.2% in 1996 and 23.5% in 1995.
The gross profit increase was due to higher revenue volume and an increase in gross profit margins in 1996 versus 1995. The higher gross profit margins were attributable to higher profit business associated with industrial products and systems, the addition of retail sales and proprietary water pumping systems from the Sunelco and Solarjack acquisitions, and the reduction of lower margin government contract business in 1996 versus 1995.

Selling, General and Administrative Expenses
Selling, general and administrative expenses increased 21% in 1996 versus 1995. Selling, general and administrative expenses were $4,707,316 for 1996 and $3,898,174 for 1995. The increase for 1996 was attributable to additional market development in an effort to expand revenue growth with most of the increases associated with additional marketing expenses from the Sunelco and Solarjack acquisitions in October 1995 and February 1996, respectively.

Other Income (Expense)
The Company's non-operating income and expense consist mainly of interest expense. Interest expense increased to $101,416 for 1996 from $96,502 for 1995. Interest expense was slightly higher in 1996 due to increased borrowings on the Company's line of credit. The line was fully utilized and increased in the last half of 1996, while in 1995 the credit facility was approximately 50% utilized. Other income decreased to $48,132 for 1996 from $77,386 for 1995.

Income Tax Benefit
In 1996, after three consecutive profitable fiscal years, the Company determined that realization of a deferred tax asset was considered more likely than not, and therefore, reduced the valuation allowance established in previous years. The Company recognized a $350,000 income tax benefit from the adjustment of the valuation allowance.

Net Income
The Company achieved net income of $1,147,327 or $0.07 per diluted common share in 1996 compared to $903,974 or $0.06 per diluted common share in 1995. The 27% increase in net income was attributable to higher sales and resulting gross profits and income tax benefits of net operating loss carry forwards recognized in 1996. This was partially offset by increases in selling, general and administrative expenses.

Liquidity and Capital Resources

The Company s liquidity is generated from both internal and external sources and is used to fund short-term working capital needs, capital expenditures and acquisitions. Internally generated liquidity is measured by net cash flows from operations, as discussed below, and working capital. At December 31, 1997, the Company s working capital (current assets minus current liabilities) was $12,053,715 with a current ratio (current assets divided by current liabilities) of 4.30 to 1.

The Company has established an unsecured, $4,750,000 line of credit with ACX, the parent of the Company s majority shareholder. This facility bears interest, payable quarterly, at 1% below prime. The principal balance is due October 31, 2000. At December 31, 1997, the Company had borrowed $4,000,000 under this line for use in funding working capital needs, capital expenditures, and the acquisition of the assets and certain contracts of IPC. Subsequent to December 31, 1997, the Company borrowed an additional $750,000 under this facility to fund, among other things, the Company s acquisition of Utility Power Group.

In January 1997, the Company made a final payment of $481,775 and retired a mortgage payable on its current headquarters building in Scottsdale, Arizona.

As shown in the Consolidated Statement of Cash Flows, net cash used by operations was $2,805,775, $434,941, $1,059,137, and $426,444 for the year ended December 31, 1997, the four months ended December 31, 1996, and the fiscal years ended August 31, 1996 and 1995, respectively. Increases in accounts receivable and inventories resulting from the Company's significant revenue growth account for the increased use of cash for operations between the fiscal year ended August 31, 1996 and the year ended December 31, 1997.
 During the four months ended December 31, 1996, the Company used $434,941 of cash for operations, compared with $24,474 generated from operations for the comparable period of

1995. A $696,022 decrease in current liabilities, partially offset by the liquidation of inventory and receivables, was the primary use of cash for the
four months ended December 31, 1996.   The Company used $1,059,137 for
operations during fiscal 1996, compared with $426,444 used for operations in fiscal 1995. This increase in cash used for operations between fiscal 1995 and fiscal 1996 resulted from increases in receivables and inventories in fiscal 1996.

During 1997, the Company invested $577,833 in capital expenditures to upgrade equipment. This represents an increase of $260,060 over capital expenditures in fiscal 1996. The Company invested $378,655 during 1997 for the purchase of patents, trademarks, and other intangible assets, primarily for the purchase of contracts from IPC. The Company believes these contracts will provide access to key markets in the Middle East and Northern Africa. During the fiscal year ended August 31, 1996, the Company invested $713,325 in equipment purchases and acquisitions, compared with $135,519 in capital expenditures in fiscal 1995. The increased capital spending in fiscal 1996 resulted primarily from the Company s acquisitions of Sunelco and Solarjack. The Company will continue to evaluate potential acquisitions and planned capital spending in light of internally generated cash flows and the availability of external sources of funds.

Although no assurances can be made, the Company currently expects that cash flows from operations and access to its line of credit will be sufficient to meet the Company s needs for working capital, temporary financing for capital expenditures and acquisitions.

The impact of inflation on the Company s financial position and results of operations has been minimal and is not expected to adversely affect future results.

Year 2000 Conversion

Management has initiated an enterprise-wide program to prepare the Company s computer and operating systems and applications for the year 2000. The Company expects to incur internal staff costs as well as consulting and other expenses related to the year 2000 project. At this point, the Company is not able to determine the estimated cost for its year 2000 project and, whether it will have a material impact on the operations of the Company.

Forward-Looking Statements

Certain statements in this report that are not historical facts contain forward-looking statements which involve uncertainties and factors that may cause actual results to be materially different from those that may be implied by such statements. Forward-looking statements include, but are not limited to, statements of the Company s beliefs, expectations and strategies. Forward-looking statements and related factors that may cause actual results to differ from such forward-looking statements include but are not limited to, market demand and acceptance of the Company s products, the impact of competitive technologies, products and services, risks associated with international operations including currency fluctuations, litigation, seasonality, claims to which the Company may be a party, availability of critical materials or supply, the Company s ability to managed planned expansion of its business and to integrate acquisitions of other businesses.

Item 7a.  Quantitative and Qualitative Disclosure About Material Risk

Not Applicable

Item 8.    Financial Statements and Supplementary Data

Index to Financial Statements                                           Page

Report of Independent Accountants   December 31, 1997 and 1996           15

Independent Auditors  Report - Years Ended August 31, 1996 and 1995      16

Consolidated Balance Sheets as of December 31, 1997 and 1996             17

Consolidated Statements of Operations for the year ended
  December 31, 1997, the four months ended December 31, 1996
  and the years ended August 31, 1996 and 1995                           18

Consolidated Statements of Changes in Stockholders  Equity for
  the year ended December 31, 1997, the four months ended
  December 31, 1996 and the years ended August 31, 1996 and 1995         19

Consolidated Statements of Cash Flows for the year ended
  December 31, 1997, the four months ended December 31, 1996
  and the years ended August 31, 1996 and 1995                           21

Notes to Consolidated Financial Statements                               22

                       REPORT OF INDEPENDENT ACCOUNTANTS


To the Board of Directors and
Stockholders of Photocomm, Inc.

In our opinion, the accompanying consolidated balance sheets and the related consolidated statements of operations, stockholders equity and cash flows present fairly, in all material respects, the financial position of Photocomm, Inc. and its subsidiaries at December 31, 1997 and 1996, and the results of their operations and their cash flows for the year ended December 31, 1997 and the four months ended December 31, 1996, in conformity with generally accepted accounting principles. These financial statements are the responsibility of the Company s management; our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with generally accepted auditing standards which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for the opinion expressed above.




Price Waterhouse LLP
Denver, Colorado

February 19, 1998

                          INDEPENDENT AUDITORS' REPORT








The Board of Directors and Stockholders
Photocomm, Inc.

We have audited the accompanying consolidated statements of operations, stockholders' equity, and cash flows of Photocomm, Inc. and subsidiaries for each of the years in the two-year period ended August 31, 1996. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the results of the operations and the cash flows of Photocomm, Inc. and subsidiaries for each of the years in the two-year period ended August 31, 1996 in conformity with generally accepted accounting principles.


KPMG Peat Marwick LLP

Phoenix, Arizona
October 18, 1996

                        PHOTOCOMM, INC. AND SUBSIDIARIES
                          CONSOLIDATED BALANCE SHEETS

                                                December 31,     December 31,
                                                  1997             1996
Assets
Current assets
Cash & cash equivalents                        $ 1,182,307      $ 1,377,898
Accounts receivable, net of allowance
 for doubtful accounts of $146,453
 and $44,508, respectively                       7,276,527        4,557,102
Inventories, net                                 5,810,400        4,490,784
Property held for sale, net                      1,017,779            -
Deferred tax asset                                 193,343            -
Other current assets                               221,546          184,904
Total current assets                            15,701,902       10,610,688

Property & equipment, net                        1,683,560        2,551,616

Goodwill, net                                    1,620,280        1,720,769
Deferred tax asset                                 156,657          350,000
Other assets, net                                  342,243           53,688
Total assets                                   $19,504,642      $15,286,761
                                                ==========       ==========

Liabilities and stockholders' equity
Current liabilities
Accounts payable                               $ 2,912,173      $ 1,695,266
Other accrued expenses                             654,227        1,341,811
Current installments of long-term debt              81,787          556,153
Total current liabilities                        3,648,187        3,593,230
Long-term debt,                                  4,150,479          134,490
Total liabilities                                7,798,666        3,727,720

Commitments and contingencies (Note 13)

Stockholders' equity
Preferred stock:  $0.001 par value,
 5,000,000 shares authorized
Series A 12% convertible preferred stock,
 125,000 shares authorized; 38,972
 shares issued and outstanding                          39               39
Series AA 11% convertible preferred
 stock, 200,000 shares authorized;
 44,165 and 52,565 shares issued
 and outstanding, respectively                          44               53
Common Stock:
$0.10 par value, 25,000,000 shares
 authorized; 16,245,044 and 16,151,444
 shares issued and outstanding,
 respectively                                    1,624,504        1,615,144
Additional paid-in capital                      16,121,249       15,458,404
Accumulated deficit                             (6,039,860)      (5,514,599)
Total stockholders' equity                      11,705,976       11,559,041
Total liabilities and
stockholders equity                            $19,504,642      $15,286,761
                                                ==========       ==========

See accompanying notes to consolidated financial statements.

PHOTOCOMM, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS

                                             Four Months
                              Year Ended        Ended        Year Ended     Year Ended
                              December 31,   December 31,    August 31,     August 31,
                                 1997           1996           1996            1995
Net sales                     $32,829,360   $ 9,705,486    $22,995,264    $20,540,840
Cost of sales                  25,920,602     7,507,952     17,437,337     15,719,576
Gross profit                    6,908,758     2,197,534      5,557,927      4,821,264

Selling, general and
administrative expenses         7,240,203     3,540,050      4,707,316      3,898,174

Income (loss) from
operations                       (331,445)   (1,342,516)       850,611        923,090

Other income (expenses):
Interest expense                 (161,158)      (59,673)      (101,416)       (96,502)
Other, net                        (32,658)       13,332         48,132         77,386

Income (loss)
  before taxes                   (525,261)   (1,388,857)       797,327        903,974

Income tax benefit                  -             -            350,000          -

Net income (loss)             $  (525,261)  $(1,388,857)   $ 1,147,327     $  903,974
                               ==========     =========      =========      =========

Preferred stock dividend         (41,954)       (67,753)       (92,022)      (123,291)
                               =========      =========       =========     =========

Net income (loss) applicable
  to common stockholders      $ (567,215)   $(1,456,610)   $ 1,055,305     $  780,683
                               =========      =========      =========      =========

Net income (loss) per basic
  share of common stock       $    (0.03)   $    (0.10)    $     0.08      $    0.06
                               =========     ==========     ==========      =========
Weighted average shares
  outstanding   basic          16,215,919    14,906,251     13,917,490     12,342,442

Net income (loss) per diluted
  share of common stock       $    (0.03)   $     (0.10)   $     0.07      $    0.06
                               =========     ==========     ==========      =========
Weighted average shares
  outstanding   diluted        16,215,919    14,906,251     14,535,144     13,105,628
                               ==========    ==========     ==========     ==========

See accompanying notes to consolidated financial statements.

PHOTOCOMM, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY

                                 Convertible Preferred Stock                        Additional
                                   Series A      Series AA        Common Stock        Paid-in    Accumulated
                                 Shares Amount  Shares Amount    Shares    Amount     Capital      Deficit      Total
Balance August 31, 1994         109,972  $110   92,965   $93  12,240,759 $1,224,076 $9,910,906 $(6,177,043) $4,958,142

Common stock issued upon
 exercise of stock options                                       639,000     63,900    544,415                608,315
Series AA convertible
 preferred stock issued to
 private investor                               10,000    10                            49,990                 50,000
Cash dividends on Series A
 and Series AA preferred stock
 $0.60 and $0.66 per share,
 respectively                                                                         (123,291)              (123,291)
Series AA convertible
 preferred stock converted
 to common stock 4 to 1                        (33,600)  (34)   134,400      13,440    (13,406)                   -
Net income                                                                                         903,974     903,974

Balance, August 31, 1995        109,972  $110   69,365   $69 13,014,159 $1,301,416 $10,368,614 $(5,273,069) $6,397,140

Common stock issued upon
 exercise of stock options                                       391,085     39,108    351,740                 390,848
Common stock issued as part
 of Sunelco purchase agreement                                   225,000     22,500    377,500                 400,000
Common stock issued as part
 of Solarjack purchase agreement                                 560,000     56,000  1,344,000               1,400,000
Common stock issued upon
 exercise of warrants                                             50,000      5,000     85,000                  90,000
Series AA convertible
 preferred stock converted
 to common stock 4 to 1                        (16,800)  (16)     67,200      6,720     (6,704)                   -
Cash dividends on Series A
 and Series AA preferred stock
 $0.60 and $0.66 per share,
  respectively                                                                         (92,022)               (92,022)

Net income                                                                                      1,147,327    1,147,327
Balance, August 31, 1996        109,972 $110    52,565  $53  14,307,444 $1,430,744 $12,428,128 $(4,125,742) $9,733,293

See accompanying notes to consolidated financial statements.


PHOTOCOMM, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY (CONTINUED)

                                 Convertible Preferred Stock                        Additional
                                   Series A      Series AA        Common Stock        Paid-in    Accumulated
                                 Shares Amount  Shares Amount    Shares    Amount     Capital      Deficit      Total
Balance, August 31, 1996        109,972 $110    52,565  $53  14,307,444 $1,430,744 $12,428,128 $(4,125,742) $9,733,293

Common stock issued upon
 exercise of stock options                                       560,000    56,000     584,816                640,816
Common stock issued as part
 of GTC stock purchase agreement                               1,000,000   100,000   2,541,542              2,641,543
Common stock issued upon
 conversion of preferred
 stock 4 to 1                  (71,000) (71)                     284,000    28,400     (28,329)                 -
Cash dividends on Series A
 and Series AA preferred stock
 $0.60 and $0.66 per share,
 respectively                                                                          (67,753)               (67,753)

Net loss                                                                                       (1,388,857) (1,388,857)

Balance, December 31, 1996       38,972  $39   52,565   $53 16,151,444 $1,615,144 $15,458,404 $(5,514,599) $11,559,041

Common stock issued upon
 exercise of stock options                                       60,000     6,000      59,834                  65,834
Common stock issued upon
 conversion of preferred AA
 stock 4 to 1                                 (8,400)   (9)     33,600      3,360      (3,351)                  -
Settlement of stock options                                                           650,000                 650,000
Cash dividends on Series A
 and Series AA preferred stock
 $0.60 and $0.66 per share,
 respectively                                                                         (41,954)                (41,954)
Cumulative translation adjustment                                                      (1,684)                 (1,684)

Net loss                                                                                         (525,261)   (525,261)

Balance, December 31, 1997      38,972  $39  44,165   $44   16,245,044 $1,624,504 $16,121,249 $(6,039,860) $11,705,976
                               =====================================================================================

See accompanying notes to consolidated financial statements.

 PHOTOCOMM, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS

                                             Four Months
                                Year Ended     Ended     Year Ended  Year Ended
                               December 31, December 31,  August 31,  August 31,
                                  1997        1996          1996        1995

Cash flows from operating activities:
Net income (loss)                $(525,261) $(1,388,857)  $1,147,327   $903,974
Adjustments to reconcile net income to
  net cash used in operating activities:
Depreciation and amortization      615,846      148,982      379,227    312,356
Non-cash stock option
  settlement charge                650,000         -            -           -
Change in accounts receivable   (2,719,425)   1,042,254   (3,241,808)  (870,272)
Change in inventories           (1,319,616)     214,094   (1,177,997)  (672,715)
Change in accounts payable
  and other accrued expenses       529,323     (696,022)   2,361,164    (29,319)
Change in other current assets     (36,642)     244,608     (177,050)   (70,468)
Deferred tax benefit                  -            -        (350,000)      -
Net cash used in operating
  activities                    (2,805,775)    (434,941)  (1,059,137)  (426,444)

Cash flows from investing activities:
Purchase of property and
  equipment                       (577,833)    (155,418)    (317,773)  (124,179)
Purchase of patents, trademarks
  and other assets                (378,655)     (17,514)        -       (11,340)
Cash paid for acquisitions            -            -        (395,552)      -

Net cash used in investing
  activities                      (956,488)    (172,932)    (713,325)  (135,519)

Cash flows from financing activities:
Proceeds from issuance of debt   4,102,250        -        1,199,099    212,503
Repayments of debt                (560,629)  (1,428,940)    (135,628)  (123,518)
Proceeds from issuance of stock     65,833    3,282,359      480,849    658,314
Cash dividends on preferred stock  (40,782)     (67,753)     (92,022)  (123,291)
Net cash provided by
  financing activities           3,566,672    1,785,666    1,452,298    624,008

Net increase (decrease) in
  cash and cash equivalents      (195,591)   1,177,793     (320,164)    62,045

Cash and cash equivalents at
  beginning of period           1,377,898      200,105      520,269    458,224

Cash and cash equivalents at
  end of period                $1,182,307   $1,377,898     $200,105   $520,269
                                =========    =========      =======    =======

See accompanying notes to consolidated financial statements.

                     PHOTOCOMM, INC. AND SUBSIDIARIES

                NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

           DECEMBER 31, 1997 AND 1996, AUGUST 31, 1996 AND 1995


(1)  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Nature of Business

Photocomm, Inc. and its subsidiaries (the "Company") are engaged in the designing, manufacturing and marketing of solar electric systems in the United States, Australia, the Middle East, Asia and South America. Subsequent to December 31, 1997 the Company began doing business as Golden Genesis Company.

At December 31, 1997 and 1996, respectively, the Company was 55% and 52% owned by Golden Technologies Company, Inc. ("GTC"), a wholly owned subsidiary of ACX Technologies, Inc. ("ACX"). At December 31,
1997 ACX had the voting rights to an additional 3% of the Company's
$0.10 par value common stock ("Common Stock"). At August 31, 1996 the Company was 46% owned by New World Power Corporation ("NWP"). At August 31, 1996 and 1995, Photocomm, Inc. was 10%, and 14% owned by Programmed Land, Inc. ("PLI"), respectively.

Basis of Presentation

The consolidated financial statements of the Company include the accounts of Photocomm, Inc. and its subsidiaries, Balance of Systems Specialists, Inc. ("BOSS"); Photocomm of Texas, Inc.
(previously Solar SignAge, Inc.); Photocomm Credit Corporation
(previously Sunland Industries, Inc.); Photocomm Pty. Ltd.
( Australia ); and Integrated Power Corporation, Inc. ( IPC ). All material intercompany balances and transactions have been eliminated in consolidation.

On December 31, 1997 the Company merged BOSS, Photocomm of Texas,
Inc. and Photocomm Credit Corporation into Photocomm, Inc. The remaining subsidiaries were Australia and IPC.

Certain reclassifications have been made in the financial statements for the years ended August 31, 1996 and 1995 to conform to the classifications used in the financial statements as of and for the four months ended December 31, 1996 and the year ended
December 31, 1997.

Revenue Recognition

Sales and related cost of sales are recorded when goods are shipped and services rendered to customers.

Inventories

Inventories are valued at the lower of historical cost, determined by the first-in, first-out method, or market. Provisions are made for excess, obsolete and slow-moving inventory.

Inventories consist of the following:             December 31,  December 31,
                                                      1997         1996

Raw materials and goods purchased for resale       $5,702,452   $4,275,115
Work-in-progress                                      209,494      267,322

Less allowance for obsolescence                      (101,546)     (51,653)
                                                   $5,810,400   $4,490,784
                                                    =========    =========

Property and Equipment

Property and equipment are stated at cost. Costs of repairs and maintenance are expensed when incurred.

Depreciation of equipment is computed using the straight-line method over 5 to 10 years. Leasehold improvements are amortized over the term of the lease or life of the asset, whichever is shorter. The building is depreciated using the straight-line method over 31.5 years.

Property and equipment consist of the following:
                                                  December 31,  December 31,
                                                      1997         1996

Machinery and equipment                            $2,285,450  $1,841,219
Furniture and fixtures                                526,775     418,429
Billboard systems                                     415,063     418,963
Leasehold improvements                                108,104      89,686
Automobiles                                            10,381      10,381
Building                                                -         891,284
Land                                                    -         300,000
                                                    3,345,773   3,969,962
Less accumulated depreciation                      (1,662,213) (1,418,346)
                                                   $1,683,560  $2,551,616
                                                    =========   =========

Depreciation expense for the year ended December 31, 1997, the four months ended December 31, 1996 and the years ended August 31, 1996 and 1995 was $425,745 $121,609, $305,503 and $281,273,
respectively.

As part of the Company s overall plan to centralize operations, warehousing and administration in Scottsdale, the Company s Board of Directors approved relocation of headquarters to a new larger facility. The Board also approved placing the existing land and building for sale. The land has an original cost of $300,000 and the building has an original cost of $896,675 with accumulated depreciation of $178,896. The move to the new facility is expected to occur in the second quarter of 1998.

Goodwill and Other Assets

Goodwill, which represents the excess of the purchase price over the fair value of net assets acquired, is amortized on a straight-line basis over the expected periods of benefit, generally 20 years. The Company assesses the recoverability of the goodwill and other assets by determining whether the amortization of the goodwill balance over its remaining life can be recovered through undiscounted future operating cash flows of the acquired operations. The amount of goodwill impairment, if any, is measured based on the requirements of Statement of Financial Accounting Standards No. 121 Impairment of Long Lived Assets."

Goodwill and other assets consist of the following:

                                                 December 31,   December 31,
                                                     1997           1996

Goodwill                                           $1,896,400   $1,887,832
Less accumulated amortization                        (276,120)    (167,063)
                                                   $1,620,280   $1,720,769
                                                    ==========   ==========

Other assets                                       $  560,416   $  190,036
Less accumulated amortization                        (218,173)    (136,348)
                                                   $  342,243   $   53,688
                                                   ===========  ===========

On July 2, 1997, the Company purchased certain assets and contracts of Integrated Power Corporation, Inc. from Westinghouse Electric Corporation for $450,000. Integrated Power Corporation specializes in highly engineered alternative power systems incorporating solar, wind and diesel generators. The assets purchased included contracts, fixed assets and intangible assets.


Other Accrued Expenses

Other accrued expenses consist of the following:
                                              December 31,     December 31,
                                                  1997             1996
Employee compensation                           $257,747        $   94,341
Accrued freight                                  177,408              -
Non-employee commission                          134,701              -
Accrued severance                                   -            1,080,000
Other                                             84,371           167,470
Total other accrued expenses                    $654,227        $1,341,811
                                                ========        ==========
Stock Based Compensation

The Company applies the provisions of Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees" for its stock-based compensation programs, and has not adopted the fair value accounting rules as permitted by Statement of Financial Accounting Standards No. 123, "Accounting for Stock-Based Compensation" ("SFAS 123"). See Note 7.

Supplementary Cash Flow Information

The Company paid interest of $142,962, $26,466, $101,416 and
$96,737 for the year ended December 31, 1997, the four months ended December 31, 1996 and the years ended August 31, 1996 and 1995, respectively.

No income taxes were paid for the year ended December 31, 1997, the four months ended December 31, 1996 or the years ended August
31, 1996 and 1995.

For purposes of the statements of cash flows, the Company considers all highly liquid debt instruments with an initial maturity of three months or less at the time of purchase to be cash equivalents.

Non-cash investing and financing activities include the following:

On October 1, 1995, in connection with the Sunelco acquisition (see Note 3), the Company issued 225,000 shares of its common stock valued at $400,000. On February 2, 1996, in connection with the Solarjack acquisition (see Note 3), the Company issued 560,000 shares of its common stock valued at $1,400,000.

Use of Estimates

Management of the Company has made a number of estimates and assumptions relating to the reporting of assets and liabilities, the disclosure of contingent assets and liabilities and the reporting of revenues and expenses to prepare these financial statements in conformity with generally accepted accounting principles. Actual results could differ from those estimates.

Earnings Per Share

The Company has adopted Statement of Financial Accounting
Standards No. 128, "Earnings Per Share" ("SFAS 128"). Applying the provisions of SFAS 128 resulted in the restatement of earnings per share for all periods presented in the accompanying financial statements. See Note 9.

Adoption of New Accounting Standards

SFAS No. 130, Reporting Comprehensive Income, was issued in June 1997. The statement establishes standards for reporting and display of comprehensive income in financial statements. This statement is effective for the Company s financial statements for the year ended December 31, 1998 and the adoption of this standard is not expected to have a material effect on the Company s financial statements.

Statement of Financial Accounting Standards ( SFAS ) No. 131,
 Disclosures about Segments of an Enterprise and Related Information, was issued in June 1997. This statement establishes standards for the way public business enterprises report information about operating segments. It also established standards for related disclosures about products and services, geographical areas and major customers. This statement is effective for the Company s financial statements for the year ended December 31, 1998 and the adoption of this standard is not expected to have a material effect on the Company s financial statements.

 (2) CHANGE IN FISCAL YEAR END

On February 3, 1997 the Board of Directors elected to change the fiscal year end of the Company and its subsidiaries from August 31 to December 31. As a result, the audited financial statements presented herein include the period as of and for the four months ended December 31, 1996. The following supplemental unaudited consolidated statement of operations and unaudited consolidated statement of cash flows for the four months ended December 31, 1995 are presented for comparative purposes only.


Consolidated Statement of Operations (unaudited)
                                                      Four Months Ended
                                                      December 31,1995

Net Sales                                                  $ 6,718,802
Cost of sales                                                5,012,289
Gross profit                                                 1,706,513

Selling, general and                                         1,481,310
administrative expenses

Income from operations                                         225,203

Other income (expense):
Interest expense                                              (40,178)
Other, net                                                     37,355

Income before taxes                                           222,380
Income taxes                                                     -
Net income                                                 $  222,380
                                                            =========
Preferred stock dividends                                      60,505
Net income applicable to common
  stockholders                                             $  161,875
                                                            =========

Net income per basic share of common stock                     $  0.01

Weighted average shares outstanding - basic                 13,354,205

Net income per diluted share of common stock                   $  0.01

Weighted average shares outstanding - diluted               14,054,224

Consolidated Statement of Cash Flows (unaudited)
                                                        Four Months Ended
                                                        December 31,1995

Cash flows from operating activities:

Net income                                               $   222,380
Adjustments to reconcile net income
 to net cash provided by operating activities:

Depreciation and amortization                                 99,124
Decrease in accounts receivable                              122,974
Increase in inventories                                   (1,154,784)
Increase in accounts payable
 and accrued expenses                                        617,889
Decrease in other current assets                             116,891

Net cash provided by operating activities                     24,474

Cash flows from investing activities:

Purchase of property and equipment                          (46,465)
Purchase of patents, trademarks and
 other assets                                               (32,742)
Net cash used in investing activities                       (79,207)

Cash flows from financing activities:

Repayments of debt                                         (252,436)
Proceeds from issuance of common stock                      332,817
Cash dividends on preferred stock                           (60,505)
Net cash provided by financing activities                    19,876

Net decrease in cash and cash equivalents                   (34,857)

Cash and cash equivalents at beginning of period            520,269

Cash and cash equivalents at end of period               $  485,412
                                                          =========

(3)  ACQUISITIONS

On January 23, 1998 the Company acquired Silicon Energy Corporation, a California corporation doing business as Utility Power Group ( UPG ). UPG functions as a value added systems integrator of solar electric products, specializing in on-grid and off-grid solar and hybrid power systems, headquartered in Chatsworth, California. The acquisition was structured as a merger with Utility Power Group, Inc., a wholly owned subsidiary of the Company, as the surviving corporation. The aggregate consideration paid by the Company in connection with this merger was $1,250,000. The Company issued 400,000 shares of its common stock valued at $650,000 and paid $600,000 in cash. The Company s principal stockholder financed the cash portion of the merger. Michael J. Stern, former President of UPG, has joined the Company as a Vice President. The acquisition of UPG was accounted for as a purchase and will be included in the Company s results of operations commencing on January 23, 1998.

On February 2, 1996, the Company acquired all of the assets, excluding certain accounts receivable, of Solarjack Manufacturing, Inc. ("Solarjack"), a solar electric pumping products manufacturer located in Safford, Arizona. The aggregate consideration paid by the Company in connection with this acquisition was $1,737,240. The Company paid $337,240 in cash and 560,000 shares of its common stock, valued at
$1,400,000. The acquisition of Solarjack has been accounted for as a purchase. Accordingly, the purchase price was allocated to the net assets acquired based upon their estimated fair market values. The excess of purchase price over the fair market values of net assets acquired of $1,091,406 is being amortized over 20 years using the straight-line method.

On October 3, 1995, the Company acquired all of the assets and liabilities of Sunelco, Inc. ("Sunelco"), a distributor of solar electric products located in Hamilton, Montana. The aggregate consideration paid by Photocomm in connection with this acquisition was $914,986. The Company issued 225,000 shares of its common stock, valued at $400,000, assumed Sunelco liabilities of $456,674 and paid $58,312 in cash. The acquisition of Sunelco has been accounted for as a purchase. Accordingly, the purchase price was allocated to the net assets acquired based upon their estimated fair market values. The excess of purchase price over the fair market values of net assets acquired of $458,312 is being amortized over 20 years using the straight-line method.

In connection with the Sunelco and Solarjack acquisitions, the Company entered into covenants not to compete with the principal owners of the acquired companies. Pursuant to these agreements, Photocomm makes monthly payments through February 2001, in a total aggregate amount of $400,000.

The accompanying consolidated statements of operations reflect the operating results of Sunelco and Solarjack since the effective dates of the acquisitions. Proforma unaudited consolidated operating results of the Company, Sunelco and Solarjack for the years ended August 31, 1996 and 1995, assuming the acquisitions had occurred on September 1, 1994, would be as follows: sales, $23,615,238 and $23,335,369; net income,
$1,249,076 and $1,162,457; and basic and diluted earnings per share, $0.08 each year. These unaudited proforma results have been prepared for comparative purposes only and include certain adjustments such as additional amortization expense as a result of goodwill. They do not purport to be indicative of the results of operations which actually would have resulted had the combination been in effect on September 1, 1994 or of future results of operations of the consolidated entities.



(4) OPERATING LEASES

The Company has leases covering office facilities and equipment.
Total rental expense was approximately $366,000, $98,000, $226,000 and $118,000 for the year ended December 31, 1997, the four months ended December 31, 1996 and the years ended August
31, 1996 and 1995, respectively.

Future minimum lease payments for non-cancelable operating leases are as follows:

             Years ending December 31             Amount

                      1998                      $532,626
                      1999                       467,435
                      2000                       499,023
                      2001                       473,823
                      2002                       473,823
                      Thereafter               2,369,115

(5)  LONG-TERM DEBT

Long-term debt consists of the following:
                                                   December 31,  December 31
                                                       1997          1996

Notes payable to ACX Technologies, Inc.
(a related party), variable annual interest
rate calculated at 1% below prime rate,
interest payments due quarterly beginning in
1998, principal due in full October 31, 2000.      $4,000,000     $    -


Notes payable to Arizona Department of
Commerce, annual interest rate of 5%,
monthly payments of $5,966 through December
1999; collateralized by land, building
and equipment.                                        135,984       199,053


Notes payable to Arizona Department of
Commerce, annual interest rate of 5%,
monthly payments of $1,448 through January
2004; collateralized by land, building
and equipment.                                         91,002          -


Mortgage payable, interest rate of 10.625%,
principal and interest payable in monthly
installments of $4,852, with a final payment
of $481,775 made in January 1997.  The mortgage
was collateralized by land and building.                 -          481,775


Other                                                   5,280         9,815
                                                    4,232,266       690,643
Current Installments                                   81,787       556,153
                                                   $4,150,479     $ 134,490
                                                    =========      ========

Maturities of the long-term debt in years subsequent to 1997 are as follows: 1998, $81,787; 1999, $86,243; 2000, $4,014,506; 2001,
$15,248; 2002 $16,028; and thereafter, $18,454.


(6) INCOME TAXES

The Company did not have any income tax expense for the year ended December 31, 1997, the four months ended December 31, 1996, or the year ended August 31, 1995. The Company's tax benefit of $350,000 in the year ended August 31, 1996 resulted from the recognition of a deferred tax asset.

The tax effects of temporary differences, which give rise to significant portions of the deferred tax assets (liabilities) as of December 31, 1997 and 1996, are as follows:

                                                     1997           1996
      Net operating loss carryforwards            $3,376,242     $2,834,683
      Inventory allowances                           130,388        125,034
      Depreciation and other property related         49,119         42,701
      Intangible assets                              103,816         64,041
      Employee benefits                                4,460        442,233
      Allowance for doubtful accounts receivable      58,493         17,776
            Total gross deferred tax asset         3,722,518      3,526,468
            Less: valuation allowance             (3,372,518)    (3,176,468)
            Net deferred tax asset                $  350,000    $   350,000
                                                   =========      =========

The change in the valuation allowance was a net increase of $196,050 and $1,806,468 for the year ended December 31, 1997 and the four months ended December 31, 1996, respectively. In assessing the realizability of deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will not be realized. The ultimate realization of deferred tax assets is dependent upon generation of future taxable income during the periods in which those temporary differences become deductible. Management considers the scheduled reversal of deferred tax liabilities, projected future taxable income, and tax planning strategies in making this assessment. Based upon the level of historical taxable income and projections for future taxable income over the periods which the deferred tax assets are deductible, management believes it is more likely than not that the Company will realize the deferred tax asset, net of the valuation allowance.

The increase in the valuation allowance for the year ended
December 31, 1997 resulted primarily from generation of additional net operating loss ( NOL ) carryforwards.

The Company has NOL carryforwards for federal income tax purposes of approximately $8,500,000 at December 31, 1997. These NOLs expire in the years 2000 through 2013. Due to ownership changes, the Company is limited to $1,000,000 per year of net operating loss carryforwards which may be utilized. Included in the NOL amount is approximately $1,500,000 attributable to the tax deductions taken for stock options exercised, the benefit of which will be credited to additional paid-in capital when realized.

(7)  STOCK OPTION PLANS

The Company s 1990 Stock Option Plan (the 1990 Plan ) provides for the issuance of 2,895,000 shares of common stock. The 1996 Stock Option Plan (the 1996 Plan ) provides for the issuance of 3,100,000 shares of common stock. The Non-Employee Directors Stock Option Plan (the Directors Plan ) provides for the issuance of 100,000 shares of common stock.

Options granted under the 1990 Plan may be either (i) options intended to constitute incentive stock options ( ISOs ) under the Internal Revenue Code or (ii) non-statutory options. ISOs may be granted under the 1990 Plan to employees and officers of the Company. Options granted under the 1996 Plan and the Directors Plan are non-statutory options.

A committee consisting of non-affiliated members of the Board of Directors administers the 1990 and 1996 Plans. The committee determines and designates from time to time those employees of the Company to whom options are to be granted.

The stockholders approved the Directors Plan. Under the Directors Plan, non-employee members of the Board of Directors are granted 10,000 options to acquire shares when they become a member of the board and 3,000 options to acquire shares annually upon meeting certain requirements. The options are immediately 25% vested, become 50% vested on the first anniversary of grant and 100% vested on the second anniversary of grant. The exercise price is set at the stock price on the date of grant.

ISOs granted under the 1990 Plan may not be granted at a price less than the fair market value of the common stock on the date of grant (or less than 110% of fair market value in the case of employees or officers holding 10% or more of the voting stock of the Company). The aggregate fair market value of shares for which ISOs are granted to any employee exercisable for the first time by such employee may not exceed $100,000. The options generally become exercisable over a four year period, and ultimately lapse if unexercised at the end of ten years.

Activity under the Company s stock option plans is as follows:

                                   Number of Shares         Option Price
                               Incentive   Non-Statutory     Per Share
Outstanding August 31, 1994     584,000     1,345,000        $0.75-$1.88
Granted                         145,500       252,000              $1.68
Exercised                      (149,000)     (490,000)       $0.75-$1.88
Canceled                        (40,000)         -           $0.88-$1.88
Outstanding August 31, 1995     540,500     1,107,000        $0.75-$1.88
Granted                         207,000       315,000              $2.75
Exercised                      (111,085)     (280,000)       $0.75-$1.88
Canceled                        (32,375)         -           $0.75-$2.75
Outstanding August 31, 1996     604,040     1,142,000        $0.88-$2.75
Granted                            -           36,000              $2.69
Exercised                       (60,000)     (500,000)       $0.88-$1.88
Canceled                           -             -
Outstanding December 31, 1996   544,040       678,000        $0.88-$2.75
Granted                          90,000     1,852,000        $1.69-$3.09
Exercised                       (45,000)      (15,000)       $0.88-$1.88
Canceled                        (37,350)     (597,000)       $0.88-$2.75
Outstanding December 31, 1997   551,690     1,918,000        $0.88-$3.09

At December 31, 1997 and 1996 and August 31, 1996 and 1995, options to purchase 1,453,915, 812,207, 796,041 and 1,032,212 shares, respectively, were exercisable at prices ranging from $0.88 to $2.94.

At December 31, 1997 the plans had the following options outstanding:

  Shares       Exercise price    Weighted average  Weighted average
                    Range         exercise price    remaining life
   91,125      $0.88 - $1.25          $1.05             3.95
1,033,915      $1.63 - $2.44          $1.93             7.06
1,344,650      $2.46 - $3.09          $2.80             8.54

At December 31, 1997 the plans had the following options exercisable:

  Shares       Exercise price    Weighted average
                    Range         exercise price
    91,125     $0.88 - $1.25          $1.05
 1,002,415     $1.63 - $2.44          $1.93
   360,375     $2.46 - $2.94          $2.68

All options granted under any plan are non-transferable during an optionee's lifetime (except as noted below), but are transferable at death by will or by laws of descent and distribution or disability. Options granted terminate within a specified period of time following termination of an optionee's employment or position as a director or consultant with the Company (except as noted below).

On June 18, 1997, the Company entered into severance agreements with two former executives that included amending certain option agreements by allowing them to be transferable. As a result, 500,000 options were transferred to Programmed Land, Inc., a corporation controlled by certain Directors of the Company, and 400,000 options were transferred to certain Directors of the Company. At December 31, 1997 these options were included in the outstanding non-statutory options. A separate option agreement was amended to permit immediate vesting at termination and extended exercise period after termination. In connection with the severance agreements, the Company recorded a non-cash $650,000 compensation charge related to stock option activity.

The Company applies Accounting Principles Board Opinion No. 25,
 Accounting for Stock Issued to Employees, and related interpretations in accounting for its stock option plans. If the Company had elected to recognize compensation cost based on the fair value of the options at grant date as allowed by Statement of Financial Accounting Standards No. 123, Accounting for Stock-Based Compensation, compensation expense of $562,287, $102,898, and $310,979 would have been recorded for the year ended December 31, 1997, the four months ended December 31, 1996 and the year ended August 31, 1996, respectively. Net income
(loss) and earnings per share would have been reduced to the pro forma amounts indicated below:

                                                  Four months
                               Year ended            ended          Year ended
                               December 31,       December 31,       August 31,
                                  1997               1996              1996

Net income (loss)
  As reported                  $ (525,261)       $(1,388,857)       $1,147,327
  Pro forma                    (1,087,548)        (1,491,755)          836,348
Earnings (loss) per share
  As reported - Basic               (0.03)             (0.10)             0.08
  As reported   Diluted             (0.03)             (0.10)             0.07
  Pro forma - Basic                 (0.07)             (0.10)             0.05
  Pro forma   Diluted               (0.07)             (0.10)             0.05

The fair value of each option grant is estimated on the date of grant using the Black-Scholes option pricing model with the following assumptions: (i) dividend yield of 0%; (ii) expected volatility of 22.6%; (iii) risk-free interest rate ranging from 5.4% to 5.5%; and (iv) expected life of 2.41 to 5.41 years. The weighted average per share fair value of options granted during the year ended December 31, 1997, the four months ended December 31, 1996 and the year ended August 31, 1996 was $0.56, $0.69, and $0.92, respectively.

(8)  STOCKHOLDERS  EQUITY

The $5.00 Series A Preferred Stock is convertible on the basis of four common shares per preferred share. The cumulative 12% dividend ($0.60 per share) is payable in cash. The Company has the right to redeem the outstanding preferred stock at any time for $5.00 per share. The preferred stock has voting rights based upon the common stock conversion rate. During the year ended December 31, 1997, the four months ended December 31, 1996 and the years ended August 31, 1996 and 1995 the Company paid cash dividends of $17,537, $43,806, $51,619 and $65,983, respectively.

As of December 31, 1997 $481 of accrued dividends were payable.
During the four months ended December 31, 1996 71,000 shares were converted to 284,000 common shares in accordance with the common stock conversion rights of the agreement.

The $6.00 Series AA Convertible Preferred Stock is convertible on the basis of four common shares per preferred share. The cumulative 11% cash dividend ($0.66 per share) is payable quarterly. The Company has the right to redeem the outstanding preferred stock at any time after the fifth anniversary of the date of issuance of the shares for $6.00 per share. The Series AA Preferred Stock has voting rights based upon the common stock conversion rate. During the year ended December 31, 1997, the four months ended December 31, 1996 and the years ended August 31, 1996 and 1995 the Company paid cash dividends of $23,248, $23,946, $40,403 and $57,308, respectively. As of December 31, 1997 $687 of accrued dividends were payable. During the year ended December 31, 1997, 8,400 shares of Series AA Convertible Preferred Stock were converted to 33,600 common shares and during the year ended August 31, 1996, 16,800 shares of Series AA Convertible Preferred Stock were converted to 67,200 common shares in accordance with the common stock conversion rights of the agreement.

NWP owned 6,612,447 shares of common stock at August 31, 1996 which represented approximately 46.2% of the issued and outstanding shares of common stock and approximately 44.2% of the total voting shares of the Company.

On November 21, 1996, the Company entered into an agreement with Golden Technologies Company, Inc. ( GTC ) and NWP (the "Stock Purchase Agreement"). Pursuant to the Stock Purchase Agreement, GTC acquired NWP's 44% interest in the Company, and NWP and the Company terminated all of its rights and options pursuant to a November 9, 1993 stock purchase agreement between NWP, Westinghouse, PLI and Robert R. Kauffman, the Company s former president. GTC also acquired from the Company 1,000,000 shares of unregistered common stock for $2.75 per share. In conjunction with the Stock Purchase Agreement, GTC also acquired an additional 1,000,000 common shares held by related parties of the Company at $2.75 per share.

The Company granted demand registration rights to GTC covering the shares purchased from NWP and the Company and all other shares they may own, as long as GTC pays 50% of the costs of any demand registration. In addition, GTC has the preemptive right to subscribe for its proportionate share of all future equity offerings of the Company provided that GTC owns at least 20% of the issued and outstanding stock of the Company or 6,000,000 shares. GTC is a wholly owned subsidiary of ACX Technologies, Inc. ("ACX"), a New York Stock Exchange company.

On June 18, 1997 the Company entered into a settlement agreement with Robert R. Kauffman. Pursuant to this agreement, GTC acquired the rights to an additional 197,000 common shares and 75,763 preferred shares. Each of the preferred shares are convertible to four common shares for an additional 303,052 equivalent common shares. As collateral for a loan in the settlement agreement GTC acquired the voting rights to an additional 500,000 shares. As of December 31, 1997, GTC owned or had the voting rights to approximately 58% of the issued and outstanding shares of common and preferred stock of the Company.

(9)  EARNINGS PER SHARE

Effective for the year ended December 31, 1997, earnings per common share ( EPS ) is computed using SFAS No. 128 Earnings
Per Share.   All prior periods have been restated to conform to
SFAS No. 128. The following is a reconciliation between basic and diluted earnings per common share as calculated under SFAS No. 128.

                                                       Four months
                       Year ended                         ended
                       December 31,                     December 31,
                          1997                             1996

                Income     EPS     Shares          Income     EPS    Shares

Net loss      $(525,261)                      $(1,388,857)

Preferred stock
dividends       (41,954)                           (67,753)

Basic EPS     $(567,215) $(0.03) 16,215,919    $(1,456,610) $(0.10) 14,906,251

Effect of dilutive
securities

Stock options

Diluted EPS   $(567,215) $(0.03) 16,215,919    $(1,456,610) $(0.10) 14,906,251

                        Year ended                      Year ended
                        August 31,                      August 31,
                          1996                             1995

                Income     EPS     Shares          Income     EPS    Shares

Net Income    $1,147,327                        $  903,974

Preferred stock
dividends        (92,022)                         (123,291)

Basic EPS     $1,055,305  $0.08  13,917,490     $  780,683   $0.06 12,342,442

Effect of dilutive
securities

Stock options                       617,654                           763,186

Diluted EPS   $1,055,305  $0.07  14,535,144     $  780,683   $0.06 13,105,628


Options to purchase 2,436,690 shares of common stock and 351,926 common share equivalents relating to 87,982 weighted average series A and series AA convertible preferred stock were outstanding at December 31, 1997. These shares were not included in computation of diluted EPS because the effect of adding the shares would increase EPS.


(10) RETIREMENT SAVINGS PLAN

The Company has a 401(k) Retirement Savings Plan (the "Plan") which covers certain employees 21 years of age and over who have completed ninety days of service. Employees may voluntarily contribute up to 20% of pre-tax earnings to the Plan, subject to a maximum IRS limit. The Company may contribute additional amounts at its sole discretion. Company contributions to the Plan were $60,000, $65,000, $36,000 and $14,500 for the year ended December 31, 1997, the four months ended December 31, 1996 and the years ended August 31, 1996 and 1995, respectively.

(11) RELATED PARTIES

As of December 31, 1997 ACX owned or had the voting rights to approximately 58% of the Company s common stock through its wholly-owned subsidiary GTC. ACX has loaned $4,000,000 to the Company under a revolving credit facility. Subsequent to December 31, 1997 the Company borrowed an additional $750,000 under this facility. Interest accrues at 1% under the prime rate and is payable quarterly. The principal is due October 31, 2000. (See Note 5) The Company has $4,000,000 principal and $50,834 interest outstanding at December 31, 1997. The Company incurred $131,917 in interest expense related to this note during the year ended December 31,1997.

During the year ended December 31, 1997 the Company purchased
$9,495 in goods and services from GTC. The Company had $3,868 in accounts payable to GTC at December 31, 1997.

The Company sells solar electric systems and related products to GTC s subsidiaries. Sales are on equivalent terms to those provided to non-related customers. Total sales to GTC s subsidiaries in 1997 were $823,570.

As of December 31, 1997, the Company had receivables from GTC s subsidiaries of $568,605.

The Company also purchases inventory and certain administrative services from GTC s subsidiaries. Purchases are on equivalent terms to those provided by non-related vendors. Total purchases during the year ended December 31, 1997 from GTC s subsidiaries were $107,710.

As of December 31, 1997, the Company had payables to GTC s subsidiaries of $92,358.

The Company leases approximately 10,750 square feet of warehouse and sales office space in a building owned by Robert Kaufmann, the Company s former President, and Thomas LaVoy, the Company s former Chief Financial Officer. Rental expense for this lease was $84,567, $27,988 and $80,024 for the year ended December 31, 1997, the four months ended December 31, 1996 and the year ended August 31, 1996, respectively. Future minimum lease payments of $55,978 for this lease are included in the minimum lease payment schedule. See Note 4. The rental payments required by the lease are $5,167 per month from November 1, 1996 to October 31, 1997 and $5,598 from November 1, 1997 to expiration. The lease expires November 1, 1998.

Robert R. Kauffman purchased 10,000 shares of Series AA Convertible Preferred Stock for $50,000 in the year ended August 31, 1995. Robert R. Kauffman sold 35,763 shares of Series A Convertible Preferred Stock and 40,000 shares of Series AA Convertible Preferred Stock to GTC as a part of the settlement agreement.

(12) GEOGRAPHIC INFORMATION

The Company operates in one industry segment and engages primarily in the design, development, manufacture and marketing of solar electric products. The Company sells its products to a broad range of dealers/distributors, original equipment manufacturers, and end-users. Sales to unaffiliated customers located outside the United States aggregated approximately $11,600,000, $1,400,000, $4,200,000, and $2,700,000 for the year ended December 31, 1997, the four months ended December 31, 1996 and the years ended August 31, 1996 and 1995, respectively.
This represents 35%, 14%, 18%, and 13% of consolidated net sales for the year ended December 31, 1997, the four months ended December 31, 1996 and the years ended August 31, 1996 and 1995, respectively. Prior to the year ended December 31, 1997, sales were primarily in North and South America. For the year ended December 31, 1997, sales were approximately $1,600,000, $2,600,000, $4,700,000 and $2,700,000 in Australia, the Middle
East, North and South America, and other parts of the world, respectively.

(13) COMMITMENTS AND CONTINGENCIES

Financial instruments, which potentially expose the Company to a concentration of credit risk, consist principally of cash and trade receivables. The Company places substantially all of its cash with major financial institutions. The balances , at times, may exceed federally insured limits. At December 31, 1997, the Company had approximately $698,000 which exceeded the insured limit. Approximately 49% of the Company s accounts receivable was due from five customers at December 31, 1997.

On February 18, 1998 the Company announced that it had been named as one of two dozen defendants in a lawsuit. Although the Company has not been served, the suit appears to allege various violations of securities laws and breaches of fiduciary duties, among other things. Although the Company is named as a defendant in the lawsuit, no claim of damages or other relief is expressly requested of it in the plaintiffs complaint. If served, the Company will defend itself vigorously against these claims.

The Company is named as a defendant in various actions and proceedings arising in the normal course of business. In all such cases, the Company is denying the allegations made against it and vigorously defending against them. Although the eventual outcome of these lawsuits cannot be predicted, it is management s opinion that these suits will not materially affect the Company s financial position or results of operations.

(14) SUPPLEMENTAL FINANCIAL INFORMATION

                                          Additions
                            Balance at    charged to                 Balance
                            beginning     costs and                   at end
                            of period      expenses    Deductions1     of period

Year ended
August 31, 1995:
Allowance for
 doubtful accounts          $ 25,000      $ 48,000       $ 48,000     $ 25,000

Reserve for obsolete
 Inventory                    75,000        97,200        147,200       25,000

Year ended
August 31, 1996:
Allowance for
 doubtful accounts             25,000        48,832         47,832       26,000

Reserve for obsolete
 inventory                     25,000       131,935        106,935       50,000

Four months ended
December 31, 1996:

Allowance for
 doubtful accounts             26,000        16,000         (2,508)      44,508

Reserve for obsolete
 inventory                     50,000       410,600        408,947       51,653

Year ended
December 31, 1997:

Allowance for
 doubtful accounts             44,508       103,580          1,635      146,453

Reserve for obsolete           51,653        90,000         40,107      101,546
 inventory


1 Allowance for doubtful accounts: Uncollectible accounts written off, net of recoveries from accounts previously written off.

(15)   UNAUDITED QUARTERLY FINANCIAL DATA

Fiscal 1996
quarter ended              11/30/95       2/29/96       5/31/96       8/31/96

Sales                   $ 5,281,000    $ 4,811,000   $ 5,178,000   $ 7,725,000
Gross profit              1,288,000      1,397,000     1,409,000     1,464,000
Net income                  221,000        273,000       173,000       480,000
Net income per basic
  share of common stock     $  0.01       $   0.02       $  0.01        $ 0.03
Net income per diluted
  share of common stock     $  0.01       $   0.02       $  0.01        $ 0.03

Fiscal 1997
quarter ended              3/31/97        6/30/97       9/30/97      12/31/97

Sales                   $ 6,370,000    $ 7,865,000    $ 8,569,000  $10,025,000
Gross profit              1,495,000      1,285,000      2,175,000    1,954,000
Net income (loss)          (188,000)      (917,000)       478,000      102,000
Net income (loss) per basic
  share of common stock     $ (0.01)      $  (0.06)       $  0.03       $ 0.01
Net income (loss) per diluted
  share of common stock     $ (0.01)      $  (0.06)       $  0.03       $ 0.01

Item 9.   Changes in and Disagreements with Accountants on
          Accounting and Financial Disclosure

On February 3, 1997, the Board of Directors of the Company, upon recommendation of the Board s Audit Committee, appointed Price Waterhouse LLP as the independent accountants to audit and report on the financial statements of the Company for the transition period ended December 31, 1996 and the year ended December 31, 1997. Also on February 3, 1997, at the recommendation of the Audit Committee, the Board of Directors dismissed KPMG Peat Marwick LLP as its independent accountants.

The reports of KPMG Peat Marwick LLP on the financial statements for the fiscal years ended August 31, 1996 and 1995 contained no adverse opinion or disclaimer of opinion and were not qualified or modified as to uncertainty, audit scope or accounting principle.

The Company provided notice to KPMG Peat Marwick LLP on February
6, 1997 and filed a Form 8-K on February 7, 1997 in accordance with Item 304 of Regulation S-K.

PART III

Certain information required by Part III is omitted from this Report in that the registrant will file a definitive Proxy Statement pursuant to Regulation 14A not later than 120 days after the end of the fiscal year covered by this report, and certain information included therein is incorporated herein by reference.


Item 10.  Directors and Executive Officers of the Registrant

The information concerning the Company's directors required by this item is incorporated by reference to the Company's Proxy Statement.

The information concerning the Company's executive officers required by this item is incorporated by reference to the Company's Proxy Statement.


Item 11.  Executive Compensation

The information required by this item is incorporated by reference to the Company's Proxy Statement.


Item 12.  Security Ownership of Certain Beneficial Owners and
          Management

The information required by this item is incorporated by reference to the Company's Proxy Statement.


Item 13.  Certain Relationships and Related Transactions

The information required by this item is incorporated by reference to the Company's Proxy Statement.

                               PART IV

Item 14. Exhibits, Financial Statement Schedule and Reports on
Form 8-K

(a)  Exhibits
     The following exhibits are filed as part of this report:

Exhibit
Number    Description
  Page

3.1       Articles of Merger (filed as Exhibit 3-B to the
          Company's Annual Report on Form 10-KSB for the year ended August 31, 1988 and incorporated herein by reference).

3.2 Third Amended and Restated Articles of Incorporation of the Company (filed as Exhibit 3-D to the Company's Quarterly Report on Form 10-QSB for the quarter ended May 31, 1990 and incorporated herein by reference).

3.3 Amended and Restated Bylaws of the Company dated November 19, 1996 (filed as Exhibit 3.3 to the Company s Annual Report on Form 10-KSB for the year ended August 31, 1996 and incorporated herein by reference).

4.1 Specimen Certificate representing the Common Stock of the Company (filed as Exhibit 4-A to the Company's
          Annual Report on Form 10-KSB for the year ended August
          31, 1988 and incorporated herein by reference).

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

4.5 Registration Rights Agreement between the Company, and Golden Technologies, Inc. and ACX Technologies,
          Inc. dated November 21, 1996 (filed as Exhibit 4.5 to the Company s Annual Report on Form 10-KSB for the year ended August 31, 1996 and incorporated herein by reference).

10.1 Photocomm, Inc. Stock Option Plan, Non-Statutory Stock Option Agreement and Incentive Stock Option Agreement (filed as Exhibit 10-K to the Company's Quarterly Report on Form 10-QSB for the quarter ended May 31, 1990 and incorporated herein by reference).

10.2      Promissory Notes, Loan Agreement, Deed of Trust,
          Security Agreement dated February 4, 1991 for the
          Arizona Department of Commerce loans for the construction of the 10,000 square foot addition to the corporate headquarters and the purchase and construction of additional module manufacturing equipment (filed as Exhibit 10-S to the Company's
          Quarterly Report on Form 10-QSB for the quarter ended
          February 28, 1991 and incorporated herein by reference).

10.3      Convertible Preferred Stock Subscription and
          Purchase Agreement with Powers, Preferences and Rights of the Series AA Private issue in April and May of 1993. (Filed as Exhibit 10-X to the Company's Quarterly Report on 10-QSB for the quarter ended
          May 31, 1993 and incorporated herein by reference).

10.4      Agreement and Plan of Reorganization between
          Photocomm, Inc., Sunelco, Inc. and Daniel M.
          Brandborg and Rebecca M. Brandborg dated October
          3, 1995 (filed as Form 8-K, on October 18, 1995 and incorporated herein by reference).

10.5      Agreement and Plan of Reorganization between
          Photocomm, Inc., Jadco Manufacturing and James C.
          Allen dated January 31, 1996 (filed as Form 8-K on
          February 14, 1996 and incorporated herein by reference).

10.6      Executive Compensation Agreement between Photocomm,
          Inc. and Myron Anduri dated November 20, 1996
          (filed as Exhibit 10.12 to the Company s Annual Report on Form 10-KSB for the year ended August 31, 1996 and incorporated herein by reference).

10.7 Executive Compensation Agreement between Photocomm, Inc. and Donald Anderson dated November 20, 1996 (filed as Exhibit 10.13 to the Company s Annual Report on Form 10-KSB for the year ended August 31, 1996 and incorporated herein by reference).

10.8 Stock Purchase Agreement dated November 15, 1996 among Golden Technologies Company, Inc., The New
          World Power Corporation and Photocomm, Inc. (filed as Exhibit 10.17 to the Company s Annual Report on Form
          10-KSB for the year ended August 31, 1996 and incorporated herein by reference)

10.9 Photocomm, Inc. 1996 Stock Option Plan and Non-Statutory Stock Option Agreement dated September
          16, 1996 and November 19, 1996, respectively
          (filed as Exhibit 3.3 to the Company s Annual Report on Form 10-KSB for the year ended August 31, 1996 and incorporated herein by reference).

10.10 Agreement and plan of merger between Photocomm, Inc. and Silicon Energy Corporation dated January 23, 1998 (filed as Form 8-K on February 18, 1998 and incorporated herein by reference).

10.11     Loan agreement and promissory note between Photocomm, Inc.
          and ACX Technologies, Inc. dated November 30, 1997.         44

10.12 Settlement agreements and mutual releases between Photocomm, Inc. and Robert R. Kauffman and Thomas C. LaVoy dated June 18, 1997 (filed as Exhibits 10.1 and 10.2 to the Company's Quarterly Report on Form 10-QSB for the Quarter ended June 30, 1997 and incorporated herein by reference).

22        List of Subsidiaries                                        57

23        Consents of Independent Accountants                         58

27        Financial Data Schedule                                     60


(b)  Reports on 8-K

The following reports on Form 8-K were filed during the year ended December 31, 1997.

February 25, 1997 Arbitration proceedings relating to former executives employment agreements.

January 31, 1997 Change in Registrant s Certified Accountant and annual meeting results.

(c)  Financial Statements:                                   Page

Incorporated in 10-K item 8.                                  14

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

                                           PHOTOCOMM, INC.

Date: March 31, 1998                       By /s/ John K. Coors
                                           President &
                                           Chief Executive Officer

Date: March 31, 1998                       By /s/ Jeffrey C. Brines
                                           Chief Financial Officer

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

                                           PHOTOCOMM, INC.

Date: March 31, 1998                       By /s/ Jeffrey H. Coors
                                           Chairman of the Board
                                           And Director

Date: March 31, 1998                       By /s/ John K. Coors
                                           President &
                                           Chief Executive Officer
                                           and Director

Date: March 31, 1998                       By /s/ Jed J. Burnham
                                           Director

Date: March 31, 1998                       By /s/ Walter M. Baker
                                           Director

Date: March 31, 1998                       By /s/ Donald E. Anderson
                                           Director

Date: March 31, 1998                       By /s/ Norman E. Miller
                                           Director

Date: March 31, 1998                       By /s/ Gerrit J. Wolfaardt
                                           Director

EXHIBIT 10.11



                       LOAN AGREEMENT



                         $4,750,000

                            LOAN

                            FROM

                    ACX TECHNOLOGIES, INC.,
                    a Colorado Corporation

                              TO

                        PHOTOCOMM, INC.,
                    an Arizona Corporation

                    As of November 30, 1997

                        LOAN AGREEMENT

THIS LOAN AGREEMENT ("Agreement"), dated as of this 30th day of November 1997, is between ACX TECHNOLOGIES, INC., a Colorado
Corporation ("Lender"), and PHOTOCOMM, INC., an Arizona
Corporation ("Borrower").

ARTICLE I
DEFINITIONS

In addition to all other definitions set forth herein, the following terms shall have the meanings set forth below:

A. Business Day. A day that banks are not required or authorized to close in New York City, New York, or Denver,
Colorado.

B. Loan Documents. This Agreement, the Note and all other documents, instruments or agreements evidencing or governing the Loan, as such documents have been, are being and may be amended, restated or modified from time to time.

C. Loan Expenses. All reasonable charges, costs, fees and expenses of any nature whatsoever of or incurred by Lender at any time in connection with the administration, repayment or enforcement of the Loan or the Loan Documents, including, but not limited to, fees and disbursements of Lender's attorneys and their staff, search fees, and credit reporting and investigation fees.

D. Maturity Date. The earlier of acceleration of the Loan or October 31, 2000.

E. Note. The Amended and Restated Promissory Note, in the principal amount of $4,750,000, dated November 30, 1997, as such Note may be amended, restated, modified, renewed or extended at any time and from time to time.

F. Obligations. All obligations of any nature whatsoever of Borrower to Lender whether now existing or hereafter arising, including, without limitation, Borrower's obligations, covenants and agreements under the Loan Documents.

II.

THE LOAN AND LOAN TERMS

A. The Loan Amount. Pursuant to the terms of this Agreement and the other Loan Documents, Lender hereby agrees to make available to Borrower a revolving line of credit in the maximum principal amount of $4,750,000 (the "Loan"). The Loan is subject to the terms, conditions and limitations set forth in this Agreement and the other Loan Documents.

B.  Loan Terms.

1. Maturity. The Loan shall mature and be due and payable in full on the Maturity Date. Interest shall be payable quarterly in accordance with the terms of the Note.

2. Principal Payments. The entire outstanding principal balance of the Loan, together with all other amounts due Lender, shall be due and payable in full on the Maturity Date.

III.

CONDITIONS PRECEDENT TO LENDER'S
OBLIGATION TO MAKE THE LOAN

The Lender's obligation to fund the Loan shall be subject to performance and satisfaction of the following conditions (all documents must be acceptable in form and substance to Lender):

A. Initial Funding. The full amount of the Loan has already been advanced by Lender to Borrower and is outstanding under the Note.

B. Subsequent Advances. Prior to or simultaneous with any subsequent advance of the Loan:

1. Request for Advance. If so required by Lender, Lender shall have received a notice of borrowing in the form attached hereto as Exhibit A by 10:00 a.m. Golden, Colorado time on the Business Day before Borrower wishes to receive an advance under the Loan. Each such request shall be in the minimum amount of $25,000, and in increments of $5,000 thereafter.

2. Representations and Warranties. All of the representations and warranties of the Borrower set forth in the Loan Document shall be true and correct as of the date of the advance, with the same effect as those representations and warranties had been made on the date of the Advance.

3. Event of Default. There shall be no Event of Default (or event that with the notice of the passage of time or both) would constitute an Event of Default.

4. Other Agreements. The Borrower shall perform and comply with all the agreements and conditions required to be performed or complied with by the Borrower on or prior to the date hereof of the advance.

5. Amount of Advance. The requested amount of the advance, together with all other amounts outstanding under the Loan, shall not exceed $4,750,000.

6. Other Conditions. Borrower shall have complied with such other conditions as Lender may reasonably require.

IV.

REPORTING REQUIREMENTS

Borrower shall provide and deliver, or cause to be provided and delivered, such information as may be necessary or as Lender may reasonably request to determine whether Borrower is complying with its obligations under this Agreement or to determine the financial condition of Borrower (all of such documentation must be reasonably acceptable to Lender).

V.

REPRESENTATIONS AND WARRANTIES OF BORROWER

Borrower represents and warrants to Lender as follows, all of which representations and warranties are material and each of which is made to induce Lender to make the Loan, each of which is being relied on by Lender in making the Loan, and all of which are true as of the date hereof and shall continue to be true and correct until the Loan is repaid in full.

A. Authority and Enforceability. Borrower has full power to enter into and perform its obligations under this Agreement, the Note and all other Loan Documents and any other document or instrument contemplated hereby or executed or delivered pursuant hereto. This Agreement, the Note and all other Loan Documents constitute, and any other agreement required hereby will constitute, when executed and delivered by Borrower to the Lender, valid and binding obligations of Borrower enforceable in accordance with their terms.

B. No Conflict. The execution and delivery of this Agreement, the Note and all other Loan Documents and consummation of all the transactions contemplated hereby and thereby, do not and will not conflict with, or be in contravention of, any law, order, rule or regulation applicable to Borrower or any document, agreement or instrument to which Borrower is a party or by which any property of Borrower is bound or affected.

C. Information Correct. All information furnished in any document required to be furnished under or in connection with this Agreement is accurate and complete in all material respects as of the date or for the periods covered thereby.

VI.

AFFIRMATIVE COVENANTS OF BORROWER

Until payment or performance in full of all the Obligations, Borrower shall:

A. Pay Note. Duly and promptly pay or cause to be paid each and every installment of the principal and of interest on the Note as the same become due, without notice or demand other than, in the case of interest, the statement setting forth the amount thereof.

B. Performance of Other Obligations. Promptly and strictly perform and comply with all other terms, conditions, covenants and prohibitions required by the terms of any of the Loan
Documents.

C. Compliance with Laws. Comply promptly with all laws applicable to the conduct and operation of Borrower's business.

D. Notifications. Promptly notify Lender in writing of the occurrence of (i) any Event of Default or any event that is reasonably likely to become an Event of Default upon notice or the passage of time or both, (ii) any material adverse change in the business, property, assets, value, operations or condition, financial or otherwise, of Borrower and (iii) the pendency or threat of any material litigation or arbitration and of any material tax deficiency or other material proceeding before any governmental body or official materially adversely affecting Borrower.

E. Payment of Taxes and Other Obligations. Duly and punctually pay and discharge all state and federal income taxes and all other taxes, assessments and other charges against Borrower.

F. Payment of Loan Expenses. Immediately upon demand, but in any event with five Business Days after demand, pay or reimburse Lender for all Loan Expenses incurred by Lender at any time and from time to time after the occurrence of an Event of Default.

G. Indemnity. Borrower shall indemnify Lender against and shall reimburse and pay Lender for all fees and reasonable costs and expenses (including, without limitation, attorneys' fees, court costs and legal expenses and consultants' and experts' fees and expenses), incurred or expended by Lender in connection with
(i) the breach by Borrower of any representation or warranty contained in any of the Loan Documents, (ii) the failure by Borrower to perform any agreement, covenant, condition, indemnity or obligation contained in any of the Loan Documents, or
(iii) Lender's exercise of any of its rights and remedies under any of the Loan Documents.

VII.

NEGATIVE COVENANTS OF BORROWER

Until payment or performance in full of all of the Obligations, Borrower shall not assign or attempt to assign any of its rights or delegate any of its duties hereunder or under the other Loan
Documents.

VIII

EVENTS OF DEFAULT

The occurrence of any one or more of the following events or existence of one or more of the following conditions shall constitute an Event of Default under this Agreement and all other
Loan Documents:

A. Failure to Pay Note. Borrower shall fail to pay, when due, the principal of or interest on the Note, or any installment thereof (whether due on the date provided for therein or by acceleration or otherwise).

B. Misrepresentation. Any representation or warranty made by Borrower or any other party to Lender herein or in connection with the making of the Loan, or in any certificate, statement or report made pursuant to this Agreement or the other Loan Documents is false, misleading or erroneous in any material respect;

C. Covenant Default. The failure of Borrower to properly perform or observe any obligation contained in Sections 6.1, 6.2, 6.4, 6.6 or Article VII above.

D. Other Obligations. The failure of Borrower to properly perform or observe any obligation contained herein (other than the obligations to make payments under the Note or the other Loan
Documents or the obligations set forth in Section 8.3 above), which failure is not cured within ten Business Days after receipt of written notice from Lender.

E. Default Under Loan Documents. The occurrence of any default by Borrower, or the occurrence of any event or circumstance defined as an event of default, under any of the Loan Documents other than this Agreement, not cured within the applicable cure period, if any, set forth therein.

F. Bankruptcy. Borrower shall make a general assignment for the benefit of creditors; file a petition in bankruptcy; be adjudicated insolvent or bankrupt or admit in writing the inability to pay debts as they mature; petition or apply to any tribunal for the appointment of a receiver or any trustee or similar officer for Borrower, for a substantial part of the assets of Borrower; or shall commence any proceeding under any bankruptcy, reorganization, arrangement, readjustment of debt, dissolution or liquidation law or statute of any jurisdiction, whether now or hereafter in effect; or if there shall have been filed any such petition or application, or any such proceeding shall have been commenced against Borrower that remains undismissed for a period of forty-five days or more; or Borrower, by any act or omission shall indicate his consent to, approval of or acquiescence in any such petition, application or proceeding, or the appointment of a receiver of or any trustee or similar officer for Borrower, or any substantial part of any of the properties of Borrower, or shall suffer any such receivership or trusteeship to continue undischarged for a period of forty-five days or more;

G. Judgment. Any judgment shall be entered against Borrower, unless Borrower is diligently appealing such judgment by appropriate proceedings.

H. Other Indebtedness. Borrower shall fail to pay when due the principal or interest on (a) any indebtedness or any amount due under any guaranty (other than nonrecourse indebtedness) in excess of $150,000 or there shall occur any other event that results in the acceleration of the maturity thereof, (b) any indebtedness or any amount due under any guaranty to Lender or any affiliate of Lender or there shall occur any event that would permit Lender or any affiliate or subsidiary of Lender to accelerate the maturity of any indebtedness or obligation to Lender.

I. Loan Documents. This Agreement or any other Loan Document shall at any time for any reason cease to be in full force and effect.

J. Contest Loan Documents. Borrower shall contest the validity or enforceability of, or deny that it has any or further liability or obligations under, this Agreement or any other Loan
Document.

K. Material Adverse Change. There shall occur a material adverse change, as defined by Lender in the condition, final or otherwise or Borrower.

IX.

REMEDIES

A. Right to Accelerate. Upon the occurrence of any Event of Default and at any time thereafter, Lender shall be under no further obligation to make payments or disbursements hereunder. Upon the occurrence of an Event of Default under Section 8.6 above, the Loan, with all accrued interest and other amounts payable hereunder, shall be immediately due and payable without any action on the part of Lender. Upon the occurrence of any other Event of Default, the Loan, with all accrued interest and other amounts payable hereunder, shall, at the option of Lender, become immediately due and payable without presentment, demand, protest or other notice of any kind, all of which are expressly waived by Borrower. Lender may declare a default under all other Loan Documents, and Lender may proceed with every remedy available at law or in equity or provided for herein or in any document executed in connection herewith, and all reasonable expenses incurred by Lender in connection with any remedy shall be deemed indebtedness of Borrower to Lender and a part of the Obligations. Lender may apply the proceeds from any collateral, if applicable, for the Loan or from any other source against any of the Obligations as and in any order it sees fit.

B. Other Remedies. Without limiting the foregoing, upon the occurrence of an Event of Default hereunder, Lender shall have the right to exercise all rights provided under the Loan
Documents or any applicable law.

C. No Effect of Delay. No delay or failure of Lender in the exercise of any right or remedy provided for hereunder shall be deemed a waiver of the right by Lender, and no exercise or partial exercise or waiver of any right or remedy shall be deemed a waiver of any further exercise of such right or remedy or of any other right or remedy that Lender may have. The enforcement of any rights of Lender as to any security for the Loan shall not affect the rights of Lender to enforce payment of the Loan and to recover judgment for any portion thereof remaining unpaid. The rights and remedies herein expressed are cumulative and not exclusive of any right or remedy that Lender shall otherwise have.


X.

RIGHTS AND DUTIES OF LENDER

A. Right to Assign. Lender may assign to one or more lenders or other entities all or a portion of its rights under the Loan. In the event of an assignment of all of its rights, the Lender may transfer the Loan and all of the Loan Documents to the assignee. After any such assignment or transfer, provided that the assignee(s) agree in writing to assume and be bound by the Loan Documents, the Lender shall be forever relieved and fully discharged from any liability or responsibility in the matter, and the Lender shall retain all rights and powers hereby given with respect to property not so transferred. The Lender may sell participations to one or more lenders or other entities in or to all or a portion of its rights under this Loan.

B. Reliance Upon Attorneys. Lender may rely upon advice received from time to time from reputable attorneys, and any action taken by Lender upon the basis of any such advice shall be deemed to be reasonable.

C. Acceptance and Consent by Lender. The phrases "acceptable to Lender" and "as Lender may require" as used in this Agreement, shall, unless otherwise qualified, mean acceptable to Lender in Lender's sole and absolute discretion and as Lender may require in Lender's sole and absolute discretion. In addition, any consent by or other action required by Lender hereunder or under any other Loan Document or any discretion to be rendered by Lender hereunder or under any other Loan Document shall be in Lender's sole and absolute discretion unless otherwise indicated.

XI.

MISCELLANEOUS

A. Amendments. No provision or term of this Agreement may be amended, modified, revoked, supplemented, waived or otherwise changed except by a written instrument duly executed by Borrower and Lender and designated as an amendment, supplement or waiver.

B. Counting of Days. If any time period ends on other than a Business Day, the period shall be deemed to end on the next succeeding Business Day.

C. Notices. Except as otherwise expressly set forth herein, any notice required to be given to any party pursuant to any provision of this Agreement shall be in writing, shall be
(i) hand delivered, (ii) sent by registered or certified mail, return receipt requested, postage prepaid, or (iii) sent by Federal Express or other nationally recognized overnight courier service and, if hand delivered, shall be deemed received when delivered, if mailed shall be deemed received two Business Days after having been deposited in the United States mail, postage prepaid and if sent by Federal Express or other nationally recognized overnight courier service, shall be deemed received one Business Day after having been deposited with Federal Express or other nationally recognized overnight courier service if designated for next day delivery addressed as follows:

1.    If to Borrower:

       Photocomm, Inc.
       7681 East Gray Road
       Scottsdale, Arizona  85260

2.    If to Lender:

       ACX Technologies, Inc.
       16000 Table Mountain Parkway
       Golden, Colorado  80403
       Attention:  Jed Burnham
       Chief Financial Officer

with a copy to:

       Holme Roberts & Owen LLP
       1700 Lincoln, Suite 4100
       Denver, Colorado  80203
       Attention:  Robert H. Bach, Esq.

Either party may change its address for the giving of notice by providing notice hereunder.

D. Counterparts. This Agreement may be executed in two or more counterparts, each of which shall be deemed an original and all of which together shall constitute one instrument.

E. Captions and Pronouns. The captions and headings of the various sections of this Agreement are for convenience only, and are not to be construed as confining or limiting in any way the scope or intent of the provisions hereof.

F. Entire Agreement. This Agreement, the Note and the other Loan Documents executed in connection herewith constitute and incorporate the entire agreement between Lender and Borrower concerning the subject matter of this Agreement and supersede any prior agreements between Lender and Borrower concerning the subject matter thereof.

G. Conflict. If any term of the Loan Documents shall conflict with this Agreement, this Agreement shall govern to the extent of the conflict.

H. Use of Terms. As used herein words in any gender shall be deemed to include the other genders and the singular shall be deemed to include the plural, and vice versa.

I. Rights Cumulative. Each right, power and remedy of Lender under this Agreement and the other Loan Documents is cumulative and in addition to every other right, power or remedy, existing or implied, given now or hereafter existing, at law or in equity, and each and every right, power and remedy set forth herein or otherwise so existing may be exercised from time to time as often and in such order as may be deemed expedient by Lender, and the exercise or the beginning of the exercise of one right, power or remedy shall not be a waiver of the right to exercise at the same time or thereafter any other right, power or remedy; and no delay or omission of Lender in the exercise of any right, power or remedy accruing hereunder or arising otherwise shall impair any such right, power or remedy, or be construed to be a waiver of any default or acquiescence therein.

J. Waiver. Lender shall not be deemed to have waived any provision of this Agreement or any Loan Document unless such waiver is in writing and is signed by Lender. Without limiting the generality of the foregoing, neither Lender's acceptance of any payment with knowledge of a default by Borrower, nor any failure by Lender to exercise any remedy following a default by waiver by Lender of any particular default on the part of Borrower shall be deemed a waiver of any other default or of any similar default in the future.

K. No Third-Party Beneficiaries. No person shall be a third-party beneficiary of or be entitled to assert any rights in connection with any provision of any of the Loan Documents; all provisions of the Loan Documents are intended solely for the benefit of Borrower and Lender.

L. Provisions Several/Illegality. The unenforceability or invalidity of any provision or provisions hereof shall not render any other provision or provisions herein contained unenforceable or invalid, and in lieu of each such illegal, invalid or unenforceable provision there shall be added automatically as a part of this Agreement a provision as similar in terms to such illegal, invalid, or unenforceable provision as may be possible and be legal, valid and enforceable.

M. Governing Law. This Agreement, the Note, and Loan Documents shall be governed by and construed in accordance with the laws of the State of Colorado.

N. Waiver of Jury Trial. Borrower hereby waives any right to jury trial of any claim, cross-claim or counterclaim relating to or arising out of or in connection with this Agreement or any of the other Loan Documents.

O. Jurisdiction and Venue. At the sole option of Lender, any action concerning this Agreement or any other Loan Document may be brought in (i) the Colorado District Court for the City and County of Denver, Colorado, (ii) in the United States District Court for the District of Colorado, or (iii) any other court where venue and jurisdiction are proper and Borrower hereby irrevocably agrees that all claims in respect of any such action or proceeding may be heard and determined in any of the courts described above. Borrower hereby consents to nonexclusive venue and jurisdiction in any of the courts described above and hereby irrevocably waives the defense of inconvenient forum to the maintenance of any such action or proceeding. The Borrower hereby irrevocably agrees that the summons and complaint or any other process in any action in any jurisdiction may be served by mailing to the address of Borrower set forth in Section 11.3 or by hand delivery to a person of suitable age and discretion at the address set forth in Section 11.3. Such service will be complete on the date such process is so mailed or delivered, and the undersigned will have thirty days from such completion of service in which to respond in the manner provided by law. The Borrower may also be served in any other manner permitted by law, in which event the Borrower's time to respond shall be the time provided by law.

P. Computation of Time Periods. In this Agreement in the computation of periods of time from a specified date to a later specified date, the word "from" means "from and including" and the words "to" and "until" each means "to but excluding."

Q. Time of the Essence. Time is of the essence hereof with respect to the dates, terms and conditions of this Agreement, the Note and the other Loan Documents.

IN WITNESS WHEREOF, the parties hereto have executed this Agreement as of the day first above written.

BORROWER:

PHOTOCOMM, INC.,
an Arizona corporation

By:________________________________
      __________________________(name)
      _________________________(title)


LENDER:

ACX TECHNOLOGIES, INC.,
a Colorado corporation


By:________________________________
      __________________________(name)
      _________________________(title)

EXHIBIT A

(Attached to and forming a part of
the Loan Agreement, dated as of November 30, 1997 between ACX Technologies, Inc.
and Photocomm, Inc.)

NOTICE OF BORROWING

Reference is made to that certain Loan Agreement, dated as of November 30, 1997 (the "Loan Agreement") by and between ACX Technologies, Inc., a Colorado corporation (the "Lender"), and Photocomm, Inc., an Arizona corporation (the "Borrower"). Capitalized terms used herein have the meaning set forth in the Loan Agreement.

Pursuant to the terms of the Loan Agreement, the Borrower requests the Lender to make an advance to the Borrower in the principal amount of $____________________.

The Borrower hereby certifies that:

(a) The representations and warranties of the Borrower set forth in the Loan Documents are true and correct on and as of the date hereof, with the same effect as though such representations and warranties had been made on and as of the date hereof;

(b) There does not exist on the date hereof any Event of Default or any condition or event which with notice or the passage of time or both is reasonably likely to constitute an Event of Default;

(c) The Borrower has performed and complied with all agreements and conditions of the Loan Documents required to be performed or complied with by the Borrower on or prior to the date hereof.

(d) There has been no material adverse change in the condition, financial or otherwise, of the Borrower since ____________.

(e) The requested amount of the advance, together with all other amounts outstanding under the Loan, will not exceed $4,750,000.

IN WITNESS WHEREOF, this instrument is executed this ___ day of ___________, 199_.

BORROWER:

PHOTOCOMM, INC.,
an Arizona corporation


By:________________________________
   __________________________(name)
   _________________________(title)

                      AMENDED AND RESTATED
                       PROMISSORY NOTE

$4,750,000                        As of November 30, 1997


     FOR VALUE RECEIVED, the undersigned, PHOTOCOMM, INC., an Arizona corporation ("Maker"), having an address of 7681 East Gray Road, Scottsdale, Arizona 85260, promises to pay to the order of ACX TECHNOLOGIES, INC., a Colorado corporation ("Payee"), with an address of 16000 Table Mountain Parkway, Golden Colorado 80403, the sum of FOUR MILLION SEVEN HUNDRED FIFTY-THOUSAND AND NO/100 DOLLARS ($4,750,000) or so much as be outstanding hereunder (the "Principal Sum"), together with interest on the unpaid Principal Sum, payable as follows:

    (a) Interest shall be due and payable quarterly, in arrears, commencing on December 31, 1997 and continuing on the last day of each calendar quarter thereafter through and including the Maturity Date. Except as specifically set forth below, interest shall accrue at such fluctuating rate, adjustable the day of any change, whether or not Maker has notice of such change, that is equal to one (1) percentage point below the publicly announced prime lending rate (the "Prime Rate") of Norwest Bank.

    (b) The entire unpaid Principal Sum together with any and all accrued and unpaid interest hereunder shall be due and payable on or before October 31, 2000 ("Maturity").

    (c) All interest hereunder shall be calculated on the basis of a 360-day year, actual days elapsed.

This Note may be prepaid, either in whole or in part, at any time without premium or penalty on the conditions that (i) Maker gives Payee at least one (1) day advance written notice of any prepayment together with the amount thereof, (ii) each prepayment shall be in increments of $25,000 and (iii) all interest accrued on the unpaid Principal Sum is also paid.

Maker shall make all payments due under the terms of this Note to Payee at the above address or at such other place as may be designated to Maker in writing by Payee.

This Note amends and restates, and is a replacement of the Promissory Note dated June 18, 1997 from Maker payable to Payee
(the "Existing Note"). This Note evidences all amounts advanced and outstanding under the Existing Note.

Whenever Payee shall sustain or incur any losses or out-of-pocket expenses with respect to the Note in connection with (a) prepayment of this Note in whole or in part, (b) repayment of overdue amounts under this Note, (c) failure by Maker to pay all principal and interest of this Note, when due hereunder (whether at maturity, by reason of acceleration, or otherwise), Maker shall pay, on demand, to Payee, in addition to any other penalties or premiums hereunder, an amount sufficient to compensate Payee for all such losses or out-of-pocket expenses, including, without limitation, all costs and expenses of a suit or proceeding, (or any appeal thereof) brought for recovery of all or any part of or for protection of the indebtedness evidenced by this Note or to enforce Payee's rights hereunder or thereunder, including reasonable attorney's fees.

It is not intended hereby to charge interest at a rate in excess of the maximum rate of interest permitted to be charged to Maker under applicable law, but if, notwithstanding such intention, interest in excess of the maximum rate shall be paid hereunder, the excess shall be retained by Payee as additional cash collateral for the payment of this Note, unless such retention is not permitted by law, in which case the interest rate on this Note shall be adjusted to the maximum permitted under applicable law during the period or periods that the interest rate otherwise provided herein would exceed such rate.

Time is of the essence hereof. At the option of the Payee, payment of the Principal Sum and any and all accrued interest thereon may be accelerated, and such amounts shall be immediately due and payable without further notice or demand upon the occurrence (and continuation as hereinafter specified) of any of the following:

(1) Failure to make any payment of any and all amounts required to be paid hereunder when due or declared due.

(2) Default under any document executed in connection with the indebtedness evidenced by this Note.

Unpaid principal and interest due and payable hereunder shall bear interest at the greater of 3% points above the publicly announced prime of Norwest Bank (the "Default Interest Rate") from the due date until paid.

The remedies provided in this Note shall be cumulative, and shall be in addition to any other rights or remedies now or hereafter provided by law or equity. No delay, failure or omission by any holder of this Note, in respect of any default by the Maker, to exercise any right or remedy shall constitute a waiver of the right to exercise the right or remedy upon any such default or subsequent default.

Makers and any endorser herein waives presentment, demand, notice of dishonor, notice of acceleration and protest and assents to any extension of time with respect to any payment due under this Note, to any substitution or release of collateral and to the addition or release of any party. No waiver of any payment or other right under this Note shall operate as a waiver of any other payment or right.

This Note may not be changed orally, but only by an agreement in writing, signed by the party against whom enforcement of any waiver, change, modification or discharge is sought.

If any of the provisions of this Note shall be held to be invalid or unenforceable, the determination of invalidity or unenforceability of any such provision shall not affect the validity or enforceability of any other provision or provisions hereof.

This Note shall be binding upon Maker and its successors and assigns and shall inure to the benefit of and be enforceable by the Payee and its successors and assigns.

All notices to Maker expressly required in this Note shall be in writing and shall be delivered by hand delivery or mailed by certified mail, return receipt requested, postage prepaid, addressed to Maker at its address set forth below its signature hereto, or at such other address as Maker shall notify the holder hereof. All such notices or other communications shall be deemed to be properly given upon receipt of delivery by the Maker.

At the option of the holder hereof, an action may be brought to enforce this Note in the District Court in and for the City and County of Denver, State of Colorado, or in any other court in which venue and jurisdiction are proper. Maker and all signers or endorsers hereof consent to such venue and jurisdiction and to service of process under Colorado Revised Statutes (1973) Sections 13-1-124(1)(a) and 13-1-125, in any action commenced to enforce this Note.

This Note shall be construed and enforced in accordance with the laws of the State of Colorado.

IN WITNESS WHEREOF, Maker has caused this instrument to be executed as of the day and year first above written.


                             MAKER:

                             PHOTOCOMM, INC.,
                             an Arizona corporation


                             By:  _________________________
                                  _________________________
                                  _________________________

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

Integrated Power Corporation, incorporated under the laws of the State of Maryland.

Photocomm Pty. Ltd., incorporated under the laws of Australia.

As of January 1, 1998 the subsidiaries Balance of Systems
Specialists, Inc., Photocomm Credit Corporation and Photocomm of
Texas, Inc. were merged with Photocomm, Inc. to create one corporation. The surviving corporation is Photocomm, Inc.

                                EXHIBIT 23

                 CONSENT OF INDEPENDENT ACCOUNTANTS

We hereby consent to the incorporation by reference in the Registration Statements on Form S-8 (Nos. 33-40097, 33-62392, 33-01801 and 33-01799) of Photocomm, Inc. of our report dated February 19, 1998 relating to the consolidated financial statements of Photocomm, Inc. as of and for the four months ended December 31, 1996 and as of and for the year ended December 31, 1997, which report appears on page 15 of this Annual Report on Form 10-K.




PRICE WATERHOUSE LLP
Denver, Colorado
March 30, 1998

                     INDEPENDENT ACCOUNTANTS' CONSENT




The Board of Directors
Photocomm, Inc.:

We consent to incorporation by reference in the Registration Statements (No. 33-40097, 33-62392, 33-01801 and 33-01799) on Form
S-8 of Photocomm, Inc. of our report dated October 18, 1996, relating to the consolidated statements of operations, stockholders' equity and cash flows of Photocomm, Inc. and subsidiaries for each of the years in the two-year period ended August 31, 1996, which report appears in the December 31, 1997 annual report on Form 10-K of Photocomm, Inc.


KPMG Peat Marwick LLP
Phoenix, Arizona
March 30, 1998