Form 10-Q
period 1998-03-31
PHOTOCOMM INC
filed 1998-05-15
CIK 746255

                  SECURITIES AND EXCHANGE COMMISSION
                        Washington, D.C. 20549

                              FORM 10-Q


[X]       QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
            OF THE SECURITIES AND EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 1998

                          OR

[ ]       TRANSITION REPORT PURSUANT TO SECTION 13 OR
            15(d) OF THE SECURITIES EXCHANGE ACT OF 1934


Commission file number 0-12807

                            PHOTOCOMM, INC.
          ------------------------------------------------------
          (Exact name of registrant as specified in its charter)

            Arizona                                   86-0411983
-------------------------------                 --------------------
(State or other jurisdiction of                 (I.R.S. Employer
 incorporation or organization)                  Identification No.)

                  4585 McIntyre St. Golden, CO 80403
              -------------------------------------------
                (Address of principal executive offices)
                              (Zip Code)

                            (303) 271-7500
         ----------------------------------------------------
         (Registrant's telephone number, including area code)

               7681 East Gray Road, Scottsdale, AZ 85260
             ----------------------------------------------
             (Former name, former address and former fiscal
                   year, if changed since last report)

   Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes /X/ No / /

At May 11, 1998 16,667,169 shares of the Registrant's Common Stock were outstanding.

            PHOTOCOMM, INC. d/b/a GOLDEN GENESIS COMPANY

                                 INDEX




PART I   Financial Information                         Page Number


Item 1.  Financial Statements

         Consolidated Balance Sheets - March 31,
          1998 and December 31, 1997                        3

         Consolidated Statements of Operations -
          Three Months ended March 31, 1998 and 1997        4

         Consolidated Statements of Cash Flows -
          Three Months ended March 31, 1998 and 1997        5

         Notes to Consolidated Financial Statements         6


Item 2.  Management's Discussion and Analysis
          of Financial Condition and Results of
          Operations                                        7



PART II   Other Information

Item 6.   Exhibits and Reports on Form 8-K                 10

I.  FINANCIAL INFORMATION
ITEM 1.  FINANCIAL STATEMENTS

               PHOTOCOMM, INC. d/b/a GOLDEN GENESIS COMPANY
                        CONSOLIDATED BALANCE SHEETS

                                           March 31,      December 31,
                                             1998            1997
Assets                                    (Unaudited)
Current Assets
  Cash and cash equivalents               $   597,156    $ 1,182,307
  Accounts receivable, net                  8,708,749      7,276,527
  Inventories                               6,511,186      5,810,400
  Property held for sale, net               1,017,779      1,017,779
  Deferred tax asset                          193,343        193,343
  Other current assets                        179,403        221,546
     Total Current Assets                  17,207,616     15,701,902

Property and equipment, net                 1,760,361      1,683,560
Deferred tax asset                            156,657        156,657
Goodwill, net                               2,714,032      1,620,280
Other assets, net                             399,462        342,243
     Total Assets                         $22,238,128    $19,504,642
                                           ==========     ==========
Liabilities and Stockholders' Equity
Current Liabilities
  Current installments of long-term debt  $    80,701    $    81,787
  Accounts payable                          4,237,081      2,912,173
  Other accrued expenses                      715,806        654,227
     Total Current Liabilities              5,033,588      3,648,187
Long-term debt, less current installments   4,881,252      4,150,479
     Total Liabilities                      9,914,840      7,798,666

Commitments and contingencies

Stockholders' Equity
  Preferred stock: $.001 par value,
     5,000,000 shares authorized
    Series A 12% convertible preferred stock,
     125,000 shares authorized; 38,972
     shares issued and outstanding                 39             39
    Series AA 11% convertible preferred stock,
     200,000 shares authorized; 44,165 shares
     issued and outstanding                        44             44
  Common stock: $.10 par value, 25,000,000
     shares authorized; 16,660,544 and
     16,245,044 shares issued and
     outstanding, respectively              1,666,054      1,624,504
Additional paid-in capital                 16,628,746     16,121,249
     Accumulated other comprehensive loss    (565,411)      (439,890)
     Accumulated deficit                   (5,406,184)    (5,599,970)
     Total Stockholders' Equity            12,323,288     11,705,976
     Total Liabilities and Stockholders'
      Equity                              $22,238,128    $19,504,642
                                           ==========     ==========
See accompanying notes to consolidated financial statements.

              PHOTOCOMM, INC. d/b/a GOLDEN GENESIS COMPANY
                 CONSOLIDATED STATEMENTS OF OPERATIONS
                              (UNAUDITED)


                                               Three Months Ended
                                                    March 31
                                               1998         1997

Sales, net                                 $ 9,792,325   $ 6,369,950
Cost of sales                                7,903,914     4,874,889
     Gross profit                            1,888,411     1,495 061

Selling, general and                         1,718,337     1,662,840
 administrative expenses

     Income (loss) from operations             170,074      (167,779)

Other income (expenses):
     Interest expense                          (88,498)      (14,196)
     Other income (expense), net               (13,309)       (5,773)

Income (loss) before income taxes               68,267      (187,748)

Income tax                                        -             -

     Net income (loss)                          68,267      (187,748)

Preferred stock dividends                        1,169        14,519

Net income (loss) applicable to common
 stockholders                              $    67,098   $  (202,267)
                                             =========     =========

Net income (loss) per basic share of
 common stock                             $       0.00   $     (0.01)
                                             =========     =========

Weighted average shares outstanding
  - basic                                   16,547,266    16,164,722
                                            ==========    ==========
Net income (loss) per diluted share of
 common stock                             $       0.00   $     (0.01)
                                             =========     =========

Weighted average shares outstanding
  - diluted                                 16,961,825    16,164,722
                                            ==========    ==========

Comprehensive loss                        $    (57,254)  $  (201,681)
                                            ==========    ==========
See accompanying notes to consolidated financial statements.

              PHOTOCOMM, INC. d/b/a GOLDEN GENESIS COMPANY
                 CONSOLIDATED STATEMENTS OF CASH FLOWS
                              (UNAUDITED)

                                                   Three Months Ended
                                                        March 31,

                                                  1998         1997
Cash flows from operating activities:
Net income (loss)                             $   68,267   $ (187,748)
Adjustments to reconcile net income to
 net cash used in operating activities,
 net of effects of acquisitions:
     Depreciation and amortization               160,729      121,761
     Change in accounts receivable              (782,942)     934,637
     Change in inventories                     1,213,114   (1,162,194)
     Change in accounts payable and
      accrued expense                         (1,337,688)     (66,573)
     Change in other current assets               42,143       17,535
Net cash used in operating activities           (636,377)    (342,582)

Cash flows from investing activities:
     Purchase of property and equipment         (155,581)    (136,491)
     Cash paid for acquisitions and other
      assets, net of cash acquired              (369,948)      (7,982)
Net cash used in investing activities           (525,529)    (144,473)

Cash flows from financing activities:
     Repayments of debt                         (196,643)    (498,884)
     Proceeds from issuance of debt              750,000      102,250
     Proceeds from issuance of common stock       23,398       56,889
     Cash dividends on preferred stock              -         (14,519)
Net cash provided by (used in)
 financing activities                            576,755     (354,264)

Net decrease in cash and cash equivalents       (585,181)    (841,319)
Cash and cash equivalents at beginning
 of period                                     1,182,307    1,377,898

Cash and cash equivalents at end of period    $  597,156   $  536,579
                                               =========    =========

Non-cash investing and financing activities:
Stock issued for acquisitions                 $  650,000

See accompanying notes to consolidated financial statements.

                 PHOTOCOMM, INC. d/b/a GOLDEN GENESIS COMPANY
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                               MARCH 31, 1998
                                (UNAUDITED)

NOTE 1.   Inventories

Inventories consist of the following:

                                              March 31,   December 31,
                                                1998         1997
Raw materials and goods purchased for resale $6,499,251   $5,702,452
Work-in-process                                 141,521      209,494

Less allowance of obsolescence                 (129,586)    (101,546)
Total Inventories                            $6,511,186   $5,810,400

NOTE 2.   Reclassifications

Certain reclassifications have been made in the 1997 financial statements to conform to the classifications used in 1998. In addition, all earnings per share data presented have been adjusted for the adoption of Statement of Financial Accounting Standards ("SFAS") No. 128 "Earnings Per Share."

Note 3.   Acquisition

On January 23, 1998 the Company acquired Silicon Energy Corporation, a California corporation doing business as Utility Power Group ( UPG ). UPG, headquartered in Chatsworth, California, functions as a value added systems integrator of solar electric products, specializing in on-grid and off-grid solar and hybrid power systems. The acquisition was structured as a merger with Utility Power Group, Inc., a wholly owned subsidiary of Photocomm, Inc. (the "Company"), as the surviving corporation. The aggregate consideration paid by the Company in connection with this merger was $1,250,000. The Company issued 400,000 shares of its common stock valued at $650,000 and paid $600,000 in cash. The Company s principal stockholder financed the cash portion of the merger. The acquisition of UPG was accounted for as a purchase and has been included in the Company s results of operations since January 23, 1998. Accordingly, the purchase price was allocated to the net assets acquired based upon their estimated fair market values. The excess of purchase price over the fair market values of net assets acquired of $1,134,102 is being amortized over 20 years using the straight-line method.

Note 4.   New Accounting Standards

SFAS No. 130, "Reporting Comprehensive Income," was issued in June 1997. The statement establishes standards for reporting and display of comprehensive income in financial statements. This statement was adopted by the Company in the first quarter of 1998. The Company's comprehensive income consists of net income, preferred stock dividends and certain foreign currency translation adjustments.

SFAS No. 131, "Disclosures about Segments of an Enterprise and Related Information," was issued in June 1997. This statement establishes standards for the way public business enterprises report information about operating segments. It also establishes standards for related disclosure about products and services, geographical areas and major customers. This statement is effective for the Company s financial statements for the year ended December 31, 1998 and the adoption of this standard is not expected to have a material effect on the Company s financial statements.


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

The Company services a variety of customers in the industrial market. These customers have power generation needs for communication systems, traffic signal systems and remote monitoring systems. In addition, the industrial market includes customers that use solar electric systems connected directly into power grids.

The Company s distribution market includes more than 500 solar energy dealers, which are predominantly located in North and South America. The Company delivers a wide range of solar modules and related hardware to the dealer network. The distribution market also includes retail sales through Sunelco its wholly owned subsidiary, a system integrator and mail-order design firm, and direct sales to end users of prepackaged solar systems for recreational vehicles and boats and water pumping systems for small residential customers or large agricultural and village applications.

The Company s operating results reflect the strategic decisions to increase marketing resources to expand current domestic and international sales and activities to consolidate manufacturing, operations support and administration. Management believes that the consolidation will allow the Company to serve customers with higher quality goods and services at a lower overall cost.

Results of Operations

Three months ended March 31, 1998 vs. three months ended March 31, 1997.

Sales: Sales for the first quarter of 1998 were $9,792,325, a 54% increase over the $6,369,950 for the first quarter of 1997. First quarter revenue included an increase in base business operations of $1,201,375 or 19% and sales of $2,221,000 from the recently acquired Utility Power Group ("UPG") subsidiary and contracts resulting from the acquisition of certain assets of Integrated Power Corporation ("IPC").

The Company's sales mix in the first quarter of 1998 was approximately 64% industrial products and 36% distribution sales as compared to 40% industrial products and 60% distribution during the first quarter of 1997. The shift was largely due to the addition of sales by Utility Power Group, two large projects delivered to telecommunications customers which are industrial businesses and decreased sales by the Australia subsidiary which is primarily a distribution business.

Gross Profit: Gross Profit increased 26% from $1,495,061 in the first quarter of 1997 to $1,888,411 in the first quarter of 1998. Gross profit margins decreased from 23% in the first quarter of 1997 to 19% in the first quarter of 1998. The decrease in gross profit margin was primarily due to an increase in competition in both the distribution and industrial markets and the inclusion of sales of UPG and two telecommunications projects shipped internationally which were at lower margins than the Company's historical margins. As the Company enhances its reputation in the international market through the successful completion of the current projects the Company believes it will be able to command greater margins for superior products and services. In addition the Company believes it will be able to reduce operating costs through the consolidation of manufacturing, operations and administration in the new Scottsdale facility.

Selling, General and Administrative Expenses ("SG&A"): SG&A expenses increased 3% from $1,662,840 in the first quarter of 1997 to $1,718,337 in the first quarter of 1998. SG&A as a percentage of sales decreased from 26% in the first quarter of 1997 to 18% in the first quarter of 1998. The decrease in SG&A as a percentage of sales is a result of the Company's strategy of consolidating operations, manufacturing and administration in Scottsdale Arizona.

Other Income (Expense): The Company's non-operating income and expense is primarily comprised of interest expense and consulting income.

Income Tax: The Company did not recognize any income tax benefit or expense for the three months ended March 31, 1998 or 1997. Realization of the net operating losses generated in prior periods is dependent on generation of future taxable income and limited by ownership changes. At this time, management has determined that it is more likely than not that $350,000 of the deferred tax asset will be realized and therefore has provided a valuation allowance for all but $350,000 of the deferred tax asset. The realizability of the deferred tax asset will be monitored on a quarterly basis.

Net Income (Loss): The Company reported a net income of $68,267, or $0.004 per diluted common share, for the first quarter of 1998 versus net loss of $187,748, or $0.01 per diluted common share, for the first quarter of 1997. Increased sales partially offset by the lower sales margins as discussed above are primarily responsible for the increase in net income.

Liquidity and Capital Resources

The Company s liquidity is generated from both internal and external sources and is used to fund short-term working capital needs, capital expenditures and acquisitions. Internally generated liquidity is measured by net cash flows from operations, as discussed below, and working capital. At March 31, 1998, the Company s working capital (current assets minus current liabilities) was $12,174,028 with a current ratio (current assets divided by current liabilities) of 3.42 to 1.

The Company has established an unsecured, $4,750,000 line of credit with ACX, the parent of the Company s majority shareholder. This facility bears interest, payable quarterly, at 1% below prime. The principal balance is due October 31, 2000. At December 31, 1997, the Company had borrowed $4,750,000 under this line for use in funding working capital needs, capital expenditures, and the July 1997 acquisition of the assets and certain contracts of IPC and the January 1998 acquisition of UPG.

As shown in the Consolidated Statement of Cash Flows, net cash used by operations was $636,377 and $342,582 for the first quarter of 1998 and 1997, respectively. An increase in accounts receivable resulting from the Company s significant revenue growth accounts for the increased use of cash for operations between the first quarter of 1997 and the first quarter of 1998.

During the first quarter of 1998, the Company invested $155,581 in capital expenditures to upgrade equipment. This represents an increase of $19,090 over capital expenditures in the first quarter of 1997. The Company invested $369,948 net of cash acquired for the purchase of UPG in the first quarter of 1998. The UPG purchase included inventory at $1,977,000, accounts receivable at $710,000 and liabilities at $2,724,000.

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

These statements should be read in conjunction with the financial statements and notes thereto included in the Company's Form 10-K for the year ended December 31, 1997. The accompanying financial statements have not been examined by independent accountants in accordance with generally accepted auditing standards, but in the opinion of the management of the Company, such financial statements include all adjustments necessary to summarize fairly the Company's financial position and results of operations. All adjustments made to the interim financial statements presented are of a normal recurring nature. The results of operations for the three month period ended March 31, 1998 may not be indicative of results that may be expected for the year ending December 31, 1998.

Forward-Looking Statements

The statements made in this Report that are not historical facts contain forward-looking information that involves risks and uncertainties. Important factors that may cause actual results to differ from such forward-looking statements include, but are not limited to, market demand and acceptance of the Company's products, the impact of competitive technologies, products and services, risks associated with any litigation and claims to which the Company may be a party, availability of critical materials or supply, the effect of economic and business conditions and other risks detailed from time to time in the Company's filings with the Securities and Exchange Commission.

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

3.4       Amended and Restated Bylaws of the Company dated
          February 11, 1998 (filed as Exhibit 3.2 to Form 8-K on February 18, 1998 and incorporated herein by reference).

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

10.1 Agreement and plan of merger between Photocomm, Inc. and Silicon Energy Corporation dated January 23, 1998 (filed as
          Exhibit 2.1 to Form 8-K on February 18, 1998 and incorporated herein by reference).

27    Financial Data Schedule                                           12

(b)    Reports on Form 8-K

Form 8-K dated January 23, 1998 Acquisition of Utility Power Group, amended and restated bylaws and potential litigation.



                              SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: May 14, 1998

PHOTOCOMM, INC.


By:  /s/ John K. Coors              By:  /s/ Jeffrey C. Brines
     John K. Coors                       Jeffrey C. Brines
     Chief Executive Officer             Chief Financial Officer
                                         (Duly Authorized Officer and
                                         Principal Financial Officer)