Form 10-Q
period 1998-06-30
GOLDEN GENESIS CO
filed 1998-08-12
CIK 746255

SECURITIES AND EXCHANGE COMMISSION
                        Washington, D.C. 20549

                              FORM 10-Q


[X]       QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
            OF THE SECURITIES AND EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 1998

                          OR

[ ]       TRANSITION REPORT PURSUANT TO SECTION 13 OR
            15(d) OF THE SECURITIES EXCHANGE ACT OF 1934


Commission file number 0-12807

                        Golden Genesis Company
          ------------------------------------------------------
          (Exact name of registrant as specified in its charter)

            Delaware                                   86-0411983
-------------------------------                 --------------------
(State or other jurisdiction of                 (I.R.S. Employer
 incorporation or organization)                  Identification No.)

                  4585 McIntyre St. Golden, CO 80403
              -------------------------------------------
                (Address of principal executive offices)
                              (Zip Code)

                            (303) 271-7465
              ----------------------------------------------------
         (Registrant's telephone number, including area code)

                            Photocomm, Inc.
             ----------------------------------------------
             (Former name, former address and former fiscal
                   year, if changed since last report)

   Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes / / No /X/

At July 24, 1998 16,818,169 shares of the Registrant's Common Stock were outstanding.

                        GOLDEN GENESIS COMPANY

                                 INDEX




PART I   Financial Information                         Page Number


Item 1.  Financial Statements

         Consolidated Balance Sheets - June 30,
          1998 and December 31, 1997                           1

         Consolidated Statements of Operations -
          Three and six months ended June 30,
          1998 and 1997                                        2

         Consolidated Statements of Cash Flows -
          Six months ended June 30, 1998 and 1997              3

         Notes to Consolidated Financial Statements            4


Item 2.  Management's Discussion and Analysis
          of Financial Condition and Results of
          Operations                                           5



PART II   Other Information

Item 4.   Submission of Matters to a Vote of Security Holders  9

Item 6.   Exhibits and Reports on Form 8-K                    10

I.  FINANCIAL INFORMATIONITEM
1.  FINANCIAL STATEMENTS
                          GOLDEN GENESIS COMPANY
                        CONSOLIDATED BALANCE SHEETS
                                            June 30,      December 31,
Assets                                       1998            1997
Current Assets                            (Unaudited)
  Cash and cash equivalents               $   958,268    $ 1,182,307
  Accounts receivable, net                  8,090,265      7,276,527
  Inventories                               7,036,531      5,810,400
  Property held for sale, net               1,017,779      1,017,779
  Deferred tax asset                          193,343        193,343
  Other current assets                        267,883        221,546
Total Current Assets                       17,564,069     15,701,902
Property and equipment, net                 1,780,094      1,683,560
Deferred tax asset                            156,657        156,657
Goodwill, net                               2,667,961      1,620,280
Other assets, net                             394,646        342,243
                                           ----------     ----------
     Total Assets                         $22,563,427    $19,504,642
                                           ==========     ==========
Liabilities and Stockholders' Equity
Current Liabilities
  Current installments of long-term debt  $    81,432    $    81,787
  Accounts payable                          4,247,317      2,912,173
  Other accrued expenses                    1,064,952        654,227
Total Current Liabilities                   5,393,701      3,648,187
Long-term debt, less current installments   4,859,944      4,150,479
                                           ----------      ---------
     Total Liabilities                     10,253,645      7,798,666
Commitments and contingencies
Stockholders' Equity
  Preferred stock: $.001 par value,
     5,000,000 shares authorized
    Series A 12% convertible preferred stock,
     125,000 shares authorized; 38,972
     shares issued and outstanding                 39             39
    Series AA 11% convertible preferred stock,
     200,000 shares authorized; 44,165 shares
     issued and outstanding                        44             44
  Common stock: $.10 par value, 25,000,000
     shares authorized; 16,668,044 and
     16,245,044 shares issued and
     outstanding, respectively              1,666,804      1,624,504
   Additional paid-in capital              16,764,913     16,121,249
     Accumulated other comprehensive loss    (642,338)      (439,890)
     Accumulated deficit                   (5,479,680)    (5,599,970)
                                           ----------     ----------
     Total Stockholders' Equity            12,309,782     11,705,976
     Total Liabilities and Stockholders'   ----------     ----------
      Equity                              $22,563,427    $19,504,642
                                           ==========     ==========
See accompanying notes to consolidated financial statements.

                        GOLDEN GENESIS COMPANY
                 CONSOLIDATED STATEMENTS OF OPERATIONS
                              (UNAUDITED)

                                     Three Months Ended          Six Months Ended
                                          June 30,                   June 30,
                                     ------------------          -----------------
                                     1998          1997          1998         1997
                                  ----------    ----------    ----------   ----------
Sales, net                       $ 9,534,010   $ 7,865,304   $19,326,335  $14,235,254
Cost of sales                      7,599,904     6,580,743    15,503,818   11,455,632
                                  ----------    ----------    ----------   ----------
     Gross profit                  1,934,106     1,284,561     3,822,517    2,779,622

Selling, general and
 administrative expenses           1,790,457     2,200,813     3,508,794    3,863,653
                                  ----------    ----------    ----------   ----------
     Income (loss) from operations   143,649      (916,252)      313,723   (1,084,031)

Other income (expenses):
     Interest expense                (92,493)       (8,943)     (180,991)     (23,139)
     Other income (expense), net         214         7,783       (13,095)       2,010
                                  ----------    ----------    ----------   ----------
Income (loss) before income taxes     51,370      (917,412)      119,637   (1,105,160)

Income tax                              -             -            -            -
                                  ----------    ----------    ----------   ----------
     Net income (loss)                51,370      (917,412)      119,637   (1,105,160)

Preferred stock dividends              1,169        13,132         2,338       27,651
                                  ----------    ----------    ----------   ----------
Net income (loss) applicable to
common stockholders              $    50,201   $  (930,544)  $   117,299  $(1,132,811)
                                  ==========    ==========    ==========   ==========
Net income (loss) per basic
share of common stock           $       -      $     (0.06)  $      0.01  $     (0.07)
                                  ==========    ==========    ==========   ==========

Weighted average shares
outstanding - basic               16,665,390    16,218,932    16,610,851   16,192,125
                                  ==========    ==========    ==========   ==========
Net income (loss) per diluted
share of common stock          $        -      $     (0.06)   $     0.01  $     (0.07)
                                  ==========    ==========    ==========   ==========

Weighted average shares
Outstanding - diluted             16,979,316    16,375,401    16,808,819   16,457,429
                                  ==========    ==========    ==========   ==========

Comprehensive loss              $    (27,241)  $  (930,550)   $  (84,495) $(1,132,231)
                                  ==========    ==========    ==========   ==========
See accompanying notes to consolidated financial statements.

                        GOLDEN GENESIS COMPANY
                 CONSOLIDATED STATEMENTS OF CASH FLOWS
                              (UNAUDITED)

                                                Six Months Ended
                                                    June 30,
                                               -----------------
                                               1998          1997
Cash flows from operating activities:          ----          ----
Net income (loss)                          $  119,637   $(1,105,160)
Adjustments to reconcile net income to
 net cash used in operating activities,
 net of effects of acquisitions:
     Depreciation and amortization            371,378       243,531
     Non-cash stock option settlement charge     -          650,000
     Change in accounts receivable           (203,258)       79,383
     Change in inventories                    650,811    (1,086,049)
     Change in accounts payable and
      accrued expense                        (978,305)      225,038
     Change in other current assets           (46,337)       11,368
                                             ---------     ---------
Net cash used in operating activities         (86,074)     (981,889)
Cash flows from investing activities:
     Purchase of property and equipment      (311,284)     (186,677)
     Cash paid for acquisitions and other
      assets, net of cash acquired           (393,740)       (7,988)
                                             ---------     ---------
Net cash used in investing activities        (705,024)     (194,665)

Cash flows from financing activities:
     Repayments of debt                      (217,220)     (520,785)
     Proceeds from issuance of debt    750,000     2,102,250
     Proceeds from issuance of common stock    36,617        59,914
     Cash dividends on preferred stock         (2,338)      (27,651)
                                             ---------     ---------
Net cash provided by
 financing activities:                        567,059     1,613,728
Net (decrease) increase in cash and cash
 equivalents                                 (224,039)      437,174
Cash and cash equivalents at beginning
 of period                                  1,182,307     1,377,898
                                            ---------     ---------
Cash and cash equivalents at end
 of period                                 $  958,268    $1,815,072
                                            =========     =========

Non-cash investing and financing activities:
Stock issued for acquisitions              $  650,000
See accompanying notes to consolidated financial statements.

                           GOLDEN GENESIS COMPANY
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                               June 30, 1998
                                (UNAUDITED)

NOTE 1.   Inventories

Inventories consist of the following:

                                          June 30,   December 31,
                                            1998         1997
Raw materials and goods purchased
 for resale                              $6,987,496   $5,702,452
Work-in-process                             195,932      209,494

Less allowance for obsolescence            (146,897)    (101,546)
Total Inventories                        $7,036,531   $5,810,400

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

On July 21, 1998 Golden Genesis Company (the "Company") acquired Remote Power, Inc. ("RPI"), a Colorado corporation. RPI, headquartered in Westminster, Colorado, is a distributor and systems integrator utilizing solar electric systems for customers primarily within the oil and gas and railroad industries. The acquisition was structured as a stock purchase with RPI becoming a wholly owned subsidiary of the Company and will be accounted for as a purchase. The aggregate consideration paid by the Company in connection with this purchase was $456,250. The Company issued 150,000 shares of its common stock valued at $356,250 and paid $100,000 in cash. Accordingly, the purchase price will be allocated to the net assets acquired based upon their estimated fair market values. The excess of purchase price over the fair market values of net assets acquired will be amortized over 20 years using the straight-line method.

Note 4.   New Accounting Standards

SFAS No. 130, "Reporting Comprehensive Income," was issued in June 1997. The statement establishes standards for reporting and display of comprehensive income in financial statements, and was adopted by the Company in the first quarter of 1998. The Company's comprehensive income consists of net income, preferred stock dividends and certain foreign currency translation adjustments.

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


Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

Business Overview

The Company markets, engineers, manufactures and distributes solar electric systems utilized primarily in remote areas. Areas generally include those where electric power is needed but access to electricity is not available, inconvenient or costs are relatively high. Two primary markets compose the majority of the Company s results from operations: the industrial market and the distribution market.

The Company services a variety of customers in the industrial market. These customers have power generation needs for communication systems, traffic signal systems and remote monitoring systems. In addition, the industrial market includes customers that use solar electric systems connected directly into power grids.

The Company s distribution market includes more than 500 solar energy dealers, which are predominantly located in North and South America. The Company delivers a wide range of solar modules and related hardware to the dealer network. The distribution market also includes retail sales through Sunelco, its wholly owned subsidiary, a system integrator and mail-order design firm, and direct sales toend users of prepackaged solar systems for recreational vehicles and boats and water pumping systems for small residential customers or large agricultural and village applications.

The Company s operating results reflect the strategic decisions to increase marketing resources to expand current domestic and international sales and activities to consolidate manufacturing, operations support and administration. Management believes that the consolidation will allow the Company to serve customers with higher quality goods and services at a lower overall cost.

Results of Operations

Sales: Sales for the second quarter of 1998 were $9,534,010, a 21% increase over the $7,865,304 for the second quarter of 1997. The second quarter revenue included an increase in base business operations of $733,706 or 9% and sales of $935,000 from the recently acquired Utility Power Group ("UPG") subsidiary.
Year to date sales in 1998 were $19,326,335, a 36% increase over the $14,235,254 in the same period last year. The increase is due to the acquisition of UPG and several large projects delivered to telecommunications customers including contracts resulting from the acquisition of certain assets of Integrated Power Corporation ("IPC") on July 2, 1997.

The Company's sales mix in the second quarter of 1998 was approximately 52% industrial products and 48% distribution sales as compared to 45% industrial products and 55% distribution during the second quarter of 1997. The year to date sales mix was 55% industrial and 45% distribution as compared to 42% industrial and 58% distribution in the same period of the prior year. The shift in both the quarter and year to date mix was largely due to the addition of sales by Utility Power Group, several large projects delivered to telecommunications customers which are industrial businesses and decreased sales by the Australia subsidiary which is primarily a distribution business.

Gross Profit: Gross profit increased 51% to $1,934,106 in the second quarter of 1998 from $1,284,561 in the second quarter of 1997. Gross profit margins increased from 16% in 1997 to 20% in 1998 for the second quarter. Gross profit increased 38% to $3,822,517 in the first six months of 1998 from $2,779,622 for the first six months of 1997. Gross profit margins were consistent at 20% for the first six months of 1998 and 1997. The increase in gross profit margin in the second quarter was primarily due to an increase in telecommunications projects shipped during the second quarter of 1998 which had increased margins over the jobs shipped in the prior year. As the Company enhances its reputation in the international market through the successful completion of the current projects the Company believes it will continue to be able to command greater margins for superior products and services.

Selling, General and Administrative Expenses ("SG&A"): SG&A expenses decreased 19% to $1,790,457 in the second quarter of 1998 from $2,200,813 in the second quarter of 1997. SG&A expenses decreased to $3,508,794 in the first six months of 1998 from $3,863,653 in the same period in 1997. SG&A for 1997 included a compensation charge of approximately $800,000 associated with the severance agreements with former executives of the Company.
Excluding this charge, SG&A increased 28% for the second quarter and 15% year to date in 1998 compared to the same periods in 1997. Excluding the settlement charge SG&A as a percentage of sales decreased from 19% in the second quarter of 1997 to 18% in the second quarter of 1998 and from 22% in the first six months of 1997 to 18% in the same period in 1998. The decrease in SG&A as a percentage of sales are a result of higher sales and the Company's strategy of consolidating operations, manufacturing and administration in Scottsdale, Arizona.

Other Income (Expense): The Company's non-operating income and expense is primarily comprised of interest expense and consulting income.

Income Tax: The Company did not recognize any income tax benefit or expense for the six months ended June 30, 1998 or 1997. Realization of the net operating losses generated in prior periods is dependent on generation of future taxable income and limited by ownership changes. At this time, management has determined that it is more likely than not that $350,000 of the deferred tax asset will be realized and therefore has provided a valuation allowance for all but $350,000 of the deferred tax asset. The realizability of the deferred tax asset will be monitored on a quarterly basis.

Net Income (Loss): The Company reported net income of $51,370 or $0.003 per diluted common share, for the second quarter of 1998 and net income of $119,637 or $0.01 per diluted common share, for the first six months of 1998. In 1997 the Company reported a net loss of $917,412 or $0.06 per diluted common share, and a net loss of $1,105,160 or $0.07 per diluted common share for the comparable periods. Increased sales and higher sales margins in 1998 and the compensation charge recorded in 1997 as discussed above are primarily responsible for the increase in net income for the second quarter and the first six months of 1998.

Liquidity and Capital Resources

The Company s liquidity is generated from both internal and external sources and is used to fund short-term working capital needs, capital expenditures and acquisitions. Internally generated liquidity is measured by net cash flows from operations, as discussed below, and working capital. At June 30, 1998, the Company s working capital (current assets minus current liabilities) was $12,170,368 with a current ratio (current assets divided by current liabilities) of 3.26 to 1.

The Company has established an unsecured, $4,750,000 line of credit with ACX Technologies, Inc. ("ACX"), the parent of the Company s majority shareholder. This facility bears interest, payable quarterly, at 1% below prime. The principal balance is due October 31, 2000. At June 30, 1998, the Company had borrowed $4,750,000 under this line for use in funding working capital needs, capital expenditures, the July 1997 acquisition of the assets and certain contracts of IPC and the January 1998 acquisition of UPG.

As shown in the Consolidated Statements of Cash Flows, net cash used by operations was $86,074 and $981,889 for the first six months of 1998 and 1997, respectively. The decrease in the use of cash for operations between the first six months of 1997 and the first six months of 1998 is primarily the result of a decrease in inventory offset by an increase in accounts receivable and a decrease in accounts payable and accrued liabilities. The increases and decreases in current assets and liabilities are exclusive of assets and liabilities purchased with UPG which is recorded in investing activities and discussed below. In addition the net income in the first six months of 1998 contributed to the reduction in cash used for operations.

During the first six months of 1998, the Company invested $311,284 in capital expenditures to upgrade computer equipment and leasehold improvements for the new Scottsdale facility. This represents an increase of $124,607 over capital expenditures in the first six months of 1997. The Company invested $369,948 net of cash acquired for the purchase of UPG in the first quarter of 1998. The UPG purchase included inventory of $1,977,000, accounts receivable of $710,000 and liabilities of $2,724,000.

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

Year 2000

Management has initiated an enterprise-wide program to prepare the Company's financial, manufacturing and other critical systems and applications for the Year 2000. The program involves the Company's upper management as well as project leaders in the Company's critical departments. The focus of the program is to identify affected software and hardware, develop a plan to correct that software or hardware in the most effective manner and implement and monitor that plan. The program also includes communications with the Company's significant suppliers and customers to determine the extent to which the Company is vulnerable to any failures by them to address the Year 2000 issue. The Company anticipates it will have all modifications and replacements in place before the end of 1999. However, at this time, the Company is not able to determine the estimated impact on the operations of the Company should it or one of its suppliers or customers be unable to successfully address the Year 2000 issue.

The Company expects to incur internal staff costs as well as consulting and other expenses related to the Year 2000 project. In addition, the Company is replacing certain older software with new programs and systems. Some of these upgrades will be in response to the Year 2000 issue, however, many upgrades are part of the Company's normal business plan. Given the information available at this time, management currently anticipates that the cost to address the Year 2000 issue should not have a material adverse effect on the Company's liquidity or results of operations. However, the Company continues to gather information regarding the total estimated costs and there can be no assurances that these costs will not be material.

These statements should be read in conjunction with the financial statements and notes thereto included in the Company's Form 10-K for the year ended December 31, 1997. The accompanying financial statements have not been examined by independent accountants in accordance with generally accepted auditing standards, but in the opinion of the management of the Company, such financial statements include all adjustments necessary to summarize fairly the Company's financial position and results of operations. All adjustments made to the interim financial statements presented are of a normal recurring nature. The results of operations for the three month and six month periods ended June 30, 1998 may not be indicative of results that may be expected for the year ending December 31, 1998.

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

PART II.  OTHER INFORMATION

Item 4.   Submission of Matters to a Vote of Security Holders

(a)  The annual meeting of the shareholders was held on May 27, 1998.

(b) At that meeting all nominees for Director included in the Proxy were elected as follows:

       Name                For               Withhold
----------------------------------------------------------------
Joseph Coors, Jr         15,766,699           55,780
John K. Coors            15,773,524           48,955
Jed J. Burnham           15,774,799           47,680
Norman E. Miller         15,775,199           47,280
Gerritt J. Wolfaardt     15,771,399           51,080
John Markle              15,770,899           51,580

(c) At the meeting the shareholders approved the reincorporation of the Company into a Delaware corporation pursuant to an Agreement and Plan of

Merger with a corporation to be formed by the Company in Delaware. The vote was as follows:

For              12,505,488
Against              83,500
Abstain              32,791
Broker Non-Vote   3,200,700

At the meeting the shareholders approved the Company's 1998 Stock Option and Incentive Plan. The vote was as follows:

For              12,287,991
Against             283,603
Abstain              49,815
Broker Non-Vote   3,201,070

At the meeting the shareholders ratified the selection of Price Waterhouse LLP as the Company's independent auditors for the fiscal year ending December 31, 1998. The vote was as follows:

For              15,767,446
Against              29,570
Abstain              25,463

Item 5.  Other Information

On July 21, 1998, the Company acquired Remote Power, Inc. ("RPI"), a Colorado corporation. RPI is a distributor and integrator of solar packages with their primary market in the oil and gas and railroad industries. The acquisition was structured as a stock purchase with RPI as a wholly owned subsidiary of the Company. The Company paid $100,000 and issued 150,000 shares of its Common Stock to the RPI shareholders. In addition the Company paid off $81,500 in RPI indebtedness in connection with the purchase. No additional indebtedness was incurred to finance the acquisition.


Item 6.   Exhibits and Reports on Form 8-K

(a)    Exhibits

The following Exhibits are filed as part of this Report:

Exhibit
Number    Description                                                      Page

3.1       Certificate of Incorporation of Golden Genesis Company            13

3.2       Golden Genesis Company Bylaws adopted June 8, 1998.               29

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

10.2 Agreement and Plan of Merger between Photocomm, Inc., an Arizona corporation, and Golden Genesis Company, a Delaware corporation,
          dated June 9, 1998.                                               43

10.3      Articles of Merger of Photocomm, Inc., an Arizona corporation, into Golden Genesis Company, a Delaware corporation, dated
          June 9, 1998.                                                     51

10.4 Certificate of Merger of Photocomm, Inc., an Arizona corporation, into Golden Genesis Company, a Delaware corporation, dated
          June 9, 1998.                                                     53

10.5      Share Purchase Agreement between Golden Genesis Company
          Remote Power, Inc. and its shareholders dated July 21, 1998.      55

27    Financial Data Schedule                                               94

(b)    Reports on Form 8-K

Form 8-K dated January 23, 1998 Acquisition of Utility Power Group, amended and restated bylaws and potential litigation.

Form 8-K dated June 9, 1998 Reincorporation of the Company into Delaware and completion of the name change to Golden Genesis Company.


                              SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: August ??, 1998

PHOTOCOMM, INC.


By:  /s/ John K. Coors              By:  /s/ Jeffrey C. Brines
     John K. Coors                       Jeffrey C. Brines
     Chief Executive Officer             Chief Financial Officer
                                         (Duly Authorized Officer and
                                         Principal Financial Officer)

Exhibit 3.1

CERTIFICATE OF INCORPORATION

OF

GOLDEN GENESIS COMPANY


ARTICLE 1
NAME
The name of this corporation is GOLDEN GENESIS CORPORATION (the "Corporation").

ARTICLE 2
REGISTERED OFFICE AND AGENT
The registered office of the Corporation shall be located at 1209 Orange Street, in the City of Wilmington, County of New Castle. The registered agent of the Corporation at such address shall be The Corporation Trust Company.

ARTICLE 3
PURPOSE AND POWERS
The purpose of the Corporation is to engage in any lawful act or activity for which corporations may be organized under the General Corporation Law of the State of Delaware (the "Delaware General Corporation Law"). The Corporation shall have all power necessary or convenient to the conduct, promotion or attainment of such acts and activities.

ARTICLE 4
CAPITAL STOCK
4.1. Authorized Shares
The total number of shares of all classes of stock that the Corporation shall have the authority to issue is THIRTY MILLION (30,000,000), of which TWENTY-FIVE MILLION (25,000,000) of such shares shall be Common Stock, all of one class, having a par value of $.10 per share ("Common Stock"), and FIVE MILLION (5,000,000) of such shares shall be Preferred Stock, having a par value of $.001 per share ("Preferred Stock").

4.2. Common Stock
4.2.1. Relative Rights
The Common Stock shall be subject to all of the rights, privileges, preferences and priorities of the Preferred Stock as set forth in this Certificate of Incorporation or the certificate of designations filed to establish the respective series of Preferred Stock. Each share of Common Stock shall have the same relative rights as and be identical in all respects to all the other shares of Common Stock.

4.2.2. Dividends
Whenever there shall have been paid, or declared and set aside for payment, to the holders of shares of any class of stock having preference over the Common Stock as to the payment of dividends, the full amount of dividends and of sinking fund or retirement payments, if any, to which such holders are respectively entitled in preference to the Common Stock, then dividends may be paid on the Common Stock and on any class or series of stock entitled to participate therewith as to dividends, out of any assets legally available for the payment of dividends thereon, but only when and as declared by the Board of Directors of the Corporation.

4.2.3. Dissolution, Liquidation, Winding Up
In the event of any dissolution, liquidation, or winding up of the Corporation, whether voluntary or involuntary, the holders of the Common Stock, and holders of any class or series of stock entitled to participate therewith, in whole or in part, as to the distribution of assets in such event, shall become entitled to participate in the distribution of any assets of the Corporation remaining after the Corporation shall have paid, or provided for payment of, all debts and liabilities of the Corporation and after the Corporation shall have paid, or set aside for payment, to the holders of any class of stock having preference over the Common Stock in the event of dissolution, liquidation or winding up the full preferential amounts (if any) to which they are entitled.

4.2.4 Voting Rights
Each holder of shares of Common Stock shall be entitled to attend all special and annual meetings of the stockholders of the Corporation and, share for share and without regard to class, together with the holders of all other classes of stock entitled to attend such meetings and to vote (except any class or series of stock having special voting rights), to cast one vote for each outstanding share of Common Stock so held upon any matter or thing (including, without limitation, the election of one or more directors) properly considered and acted upon by the stockholders.

4.3. Preferred Stock
4.3.1 General
The Board of Directors is authorized, subject to limitations prescribed by the Delaware General Corporation Law and the provisions of this Certificate of Incorporation, to provide, by resolution or resolutions from time to time and by filing a certificate of designations pursuant to the Delaware General Corporation Law, for the issuance of the shares of Preferred Stock in series, to establish from time to time the number of shares to be included in each such series, to fix the powers, designations, preferences and relative, participating, optional or other special rights of the shares of each such series and to fix the qualifications, limitations or restrictions thereof.

4.3.2     Series A Convertible Preferred Stock
One Hundred Twenty-Five Thousand (125,000) shares of the authorized Preferred Stock are hereby designated Series A Convertible Preferred Stock ("Series A Convertible Preferred Stock"), to be issued from time to time as the Board of Directors may determine, and shall have the following, preferences, rights and limitations in addition to those applicable generally to the preferred stock of the Corporation:

a. Dividends. Holders of shares of Series A Convertible Preferred Stock shall be entitled to receive, when declared by the Board of Directors, out of funds and assets of the Corporation legally available therefore, an annual dividend, paid in cash, at the rate of $.60 per share, payable quarterly on the dividend payment dates, hereby fixed as the 20th day of March, June, September and December, to stockholders of record on the respective record dates, not exceeding fifty days preceding such quarterly dividend payment dates, fixed for that purpose by the Board of Directors. Dividends on each share of the Series A Convertible Preferred Stock shall accrue and be cumulative from the date of issue and shall be appropriately prorated with respect to the period between such date of issue and the first dividend payment date. Accumulations of dividends shall not bear interest.

So long as any shares of Series A Convertible Preferred Stock are outstanding, the Corporation shall not declare and pay or set apart for payment any dividends or make any other distribution of the Common Stock and shall not redeem, retire, purchase or otherwise acquire, any shares of common stock or preferred stock, unless at the time of making such declaration, payment, distribution, redemption, retirement, purchase or acquisition dividends on all outstanding shares of Series A Convertible Preferred Stock for all past quarterly dividend periods shall have been paid or declared and sufficient funds set apart for the payment thereof.

b. Conversion. The Series A Convertible Preferred Stock shall be convertible into Common Stock of the Corporation, without the payment of any additional consideration by the holder thereof and at the option of the holder thereof, at any time at a conversion price (the "Conversion Price") equal to $1.25 per common share, subject to readjustment as provided herein below. The right to convert any shares of Series A Convertible Preferred Stock called for redemption shall expire at the close of business on the fifth (5th) day prior to the redemption date thereof.

The holder of a share or shares of Series A Convertible Preferred Stock may exercise the conversion rights by delivering to the Corporation during regular business hours, at the office of the transfer agent of the Corporation for the Series A Convertible Preferred Stock, and if no transfer agent has been appointed then at the principal office of the Corporation, or at such other places as may be designated by the Corporation, the certificate or certificates for the shares to be converted, duly endorsed or assigned in blank or to the Corporation (if required by it), accompanied in any event by written notice stating that the holder elects to convert such shares and stating the name or names (with address) in which the certificate or certificates for Common Stock are to be issued. Conversion shall be deemed to have been effected on the date when such delivery is made, and such date is referred to herein as the "Conversion Date". As promptly as practicable thereafter the Corporation shall issue and deliver to or upon the written order of such holder, at such office or other place designated by the Corporation, a certificate or certificates for the number of full shares of Common Stock to which he is entitled and a check in respect of any fraction of shares provided below. The person in whose name the certificate or certificates for Common Stock are to be issued shall be deemed to have become a holder of Common Stock of record on the Conversion Date unless the transfer books of the Corporation are closed on that date, in which event he shall be deemed to have become a holder of Common Stock of Record on the next succeeding date on which the transfer books are open, but the conversion rate shall be that in effect on the Conversion Date.

The issuance of Common Stock on conversion of Series A Convertible Preferred Stock shall be without charge to the converting holder of Series A Convertible Preferred Stock for any fee, expense or tax in respect of the issuance therefore but the Corporation shall not be required to pay any fee, expense or tax which may be payable with respect of any transfer involved in the issuance and delivery of shares in any name other than that of the holder of record on the books of the Corporation of the shares of Series A Convertible Preferred Stock converted, and the Corporation shall not, in any such case, be required to issue or deliver any certificate for shares of Common Stock unless and until the person requesting the issuance thereof shall have paid to the Corporation the amount of such fee, expense or tax or shall have established to the satisfaction of the Corporation that such fee, expense or tax has been paid.

The Conversion Price and the number of shares of Common Stock deliverable upon conversion of each share of Series A Convertible Preferred Stock shall be subject to adjustment from time to time upon the happening of certain events as follows:

i. Merger, Sale of Assets, Consolidation. If the Corporation at any time shall consolidate with or merge into or sell or convey all or substantially all its assets to any other entity, the Series A Convertible Preferred Stock shall thereafter evidence the right to be converted into capital stock in such number and kind of securities and property as would have been issuable or distributable on account of such consolidation, merger, sale or conveyance upon or with respect to the securities subject to the conversion or purchase right immediately prior to such consolidation, merger, sale or conveyance. The foregoing provision shall similarly apply to successive transactions of a similar nature by any such successor or purchaser. Without limiting the generality of the foregoing, the anti-dilution provisions of the Series A Convertible Preferred Stock shall apply to such securities of such successor or purchaser after any such consolidation, merger, sale or conveyance.

ii. Reclassification. If the Corporation at any time shall, by subdivision, combination reclassification of securities or otherwise, change any of the securities then purchasable upon the exercise of the conversion right associated with the Series A Convertible Preferred Stock into the same or a different number of securities of any class or classes, the Series A Convertible Preferred Stock shall thereafter evidence the right to purchase such number and kind of securities as would have been issuable as the result of such change with respect to the securities which were subject to the conversion right immediately prior to such subdivision, combination, reclassification or other change. If shares of Common Stock are subdivided or combined into a greater or smaller number of shares of Common Stock, the Conversion Price shall be proportionately reduced in case of a subdivision of shares, or proportionately increased in the case of a combination of shares, both cases by the ratio which the total number of shares of Common Stock outstanding immediately prior to such event.

iii. Share Issuance. If the Corporation at any time shall issue and sell or otherwise distribute any shares of Common Stock (otherwise than as provided in subparagraph (ii) above) and except for shares issued pursuant to outstanding convertible debentures of the Corporation or to qualified and non-qualified employee stock options, at a price per share less than the Conversion Price in effect at the time of such issue, or without consideration, then, and thereafter successively upon each such issue, the Conversion Price shall be adjusted as follows: the number of shares of Common Stock outstanding immediately prior to such issue shall be multiplied by the Conversion Price in effect at the time of such issue and there shall be added to the product so obtained the aggregate consideration, if any, received by the Corporation upon such issue of additional shares of Common Stock. The sum so obtained shall be divided by the number of shares of Common Stock outstanding immediately after such issue, and the resulting quotient shall be the Adjusted Conversion Price. The Adjusted Conversion Price shall in all cases be computed to the nearest even cent. The number of shares of Common Stock purchasable upon exercise of the Series A Convertible Preferred Stock shall be adjusted as follows: the number of shares originally specified herein shall be multiplied by the Conversion Price originally specified herein, and the resulting product shall be divided by the Adjusted Conversion Price determined as provided above in this subparagraph
(iii). The resulting quotient shall be the adjusted number of shares purchasable hereunder and shall be computed to the nearest 1/100th of one share. For the purposes of this subparagraph (iii), the following provisions shall be applicable:

(a) In the case of the issuance of additional shares of Common Stock for cash, the consideration received by the Corporation therefor shall be deemed to be the cash proceeds received by the Corporation for such shares before deducting any commissions or other expenses paid or incurred by the Corporation for any underwriting of, or otherwise in connection with, the issuance of such shares.

(b) In case of the issuance of additional shares of Common Stock for a consideration other than cash or a consideration a part of which shall be other than cash, the amount of the consideration other than cash received by the Corporation for such shares shall be deemed to be the value of such consideration as determined reasonably and in good faith by the Board of Directors of the Corporation.

(c) In case of the issuance by the Corporation of (i) any other security that is convertible into shares of Common Stock of the Corporation, (ii) any rights or options to purchase Common Stock of the Corporation, the Corporation shall be deemed to have issued the maximum number of shares of Common Stock into which such convertible security may be converted, and the maximum number of shares of Common Stock deliverable upon the exercise of such rights or options, for the consideration received by the Corporation for such convertible security or for such rights or options (plus the amount of any underwriting discount), as the case may be, and before deducting therefrom any expenses or commissions incurred or paid by the Corporation for any underwriting of, or otherwise in connection with, the issuance of such convertible security or rights or options, plus (i) any considerations or payment to be received by the Corporation in connection with such conversion and (ii) the minimum consideration to be received by the Corporation for the Common Stock issuable upon the exercise of such rights or options. No further adjustment of the Conversion Price shall be made as a result of the actual issuance of the shares of Common Stock of the Corporation upon conversion of any convertible security or exercise of any rights or options referred to in this clause (c) except that on the exercise of the right to convert such convertible security or exercise of said right or option, or on termination or expiration of such rights, options or conversion rights, the Conversion Price hereunder will be readjusted to such as would have been obtained had the adjustment made upon the issuance of such convertible security or upon the issuance of such rights or options been made on the basis of (i) the number of shares of Common Stock actually issued upon the conversion of such convertible security or upon the exercise of such rights or options, and (ii) the consideration actually received by the Corporation upon such conversion or exercise; providedthat no such readjustment shall affect conversions previously made.

(d) For purposes hereof, any additional shares of Common Stock issued as a stock dividend shall be deemed to have been issued for no consideration.

(e) The number of shares of Common Stock at any time outstanding shall exclude all shares then owned or held by or for the account of the Corporation.

(f) Shares reserved as of the date hereof for issue upon the exercise of outstanding stock options, warrants and rights shall be deemed to be issued at a price per share equal to the Conversion Price or Adjusted Conversion Price in effect at the date of issue.

Whenever any adjustment is required in the number of shares into which each share of the Series A Convertible Preferred Stock is convertible, the Corporation shall forthwith file at the office or agency maintained for the purpose for conversion of the Series A Convertible Preferred Stock a statement describing in reasonable detail the adjustment and the method of calculation used.

The Corporation shall at all times keep available for issue and delivery the full number of shares of stock or other securities into which all outstanding shares of Series A Convertible Preferred Stock are convertible.

No certificate for a fraction of a share shall be issued upon any conversion, but in lieu of any fractional share that would otherwise be required to be issued in accordance with the foregoing provisions, the Corporation shall make a cash payment for any such fractional share interest upon the basis of the Conversion Price then in effect.

c. Voting. The holders of shares of Series A Convertible Preferred Stock shall be entitled to notice of any stockholders' meeting and to vote upon matters submitted to shareholders for a vote, in the same manner and with the same effect as the holders of shares of Common Stock, voting together with the holders of Common Stock as a single class. Holders of Series A Convertible Preferred Stock shall have that number of votes equal to the number of shares of Common Stock into which such preferred stock is convertible, as adjusted from time to time pursuant to paragraph (b) above.

So long as any shares of the Series A Convertible Preferred Stock are outstanding, the Corporation shall not, without the affirmative vote or written consent of the holders of at least two thirds of the aggregate number of shares at the time outstanding of the Series A Convertible Preferred Stock:

i. authorize, create or increase any class of capital stock ranking prior to the Series A Convertible Preferred Stock as to dividends or upon liquidation, dissolution or winding-up; or

ii. alter or change any of the powers, preferences or special rights given to the Series A Convertible Preferred Stock so as to affect the same adversely.

d. Redemption. The Corporation may, at the option of the Board of Directors, redeem all or any part of the outstanding Series A Convertible Preferred Stock at the redemption price of $5.00 per share, plus accrued unpaid dividends, if any, provided that notice of redemption is sent by certified mail to the holders of record of the Series A Convertible Preferred Stock to be redeemed at least forty-five, but not more than ninety days prior to the date of redemption specified in such notice, addressed to each such holder at his address as it appears in the records of the Corporation. On or after the redemption date each holder of shares of Series A Convertible Preferred Stock to be redeemed shall present and surrender his certificate or certificates for such shares to the Corporation at the place designated in such notice and thereupon the redemption price of such shares shall be paid to or on the order of the person whose name appears on such certificate or certificates as the owner thereof and each surrendered certificate shall be canceled. In case less than all of the shares represented by any such certificates are redeemed, a new certificate shall be issued representing the unredeemed shares. From and after the redemption date (unless default shall be made by the Corporation in the payment of the redemption price) all dividends on the shares of Series A Convertible Preferred Stock designated for redemption in such notice shall cease to accrue, and all rights of the holders thereof as stockholders of the Corporation, except the right to receive the redemption price thereof upon the surrender of the certificates representing the same, without interest, shall cease and terminate and such shares shall not thereafter be transferred (except with the consent of the Corporation) on the books of the Corporation, and such shares shall not be deemed to be outstanding for any purpose whatsoever.

In case of the redemption of a part only of the Series A Convertible Preferred Stock, the shares of such series to be redeemed shall be selected pro rata or by lot or in such other manner as the Board of Directors may determine. The Board of Directors shall have full power and authority to prescribe the manner in which and subject to the provisions and limitations herein contained, the terms and conditions upon which such stock shall be redeemed from time to time.

e. No Sinking Fund. The shares of the Series A Convertible Preferred Stock shall not be entitled to benefit of any sinking or purchase fund to be applied to the redemption or purchase of such stock.

f. Liquidation. In the event of any voluntary or involuntary liquidation, dissolution or winding-up of the Corporation, holders of Series A Convertible Preferred Stock shall be entitled to be paid out of the assets of the Corporation available for distribution to its stockholders before any payment shall be made in respect of any class or series of stock which shall rank subordinate thereto as to assets the fixed sum of $5.00 for each share of Series A Convertible Preferred Stock held by them plus accrued and unpaid dividends, if any, thereon.

If upon any voluntary or involuntary liquidation, dissolution or winding-up of the Corporation, the assets of the Corporation available for distribution to its Series A Convertible Preferred Stock holders shall be insufficient to pay the holders of Series A Convertible Preferred Stock the full amount to which they are entitled hereunder, the holders of Series A Convertible Preferred Stock shall share ratably in any distribution of assets according to the respective amounts which would be payable in respect of the shares of Series A Convertible Preferred Stock held by them upon such distribution if all amounts payable on or with respect to such stock were paid in full. If upon any voluntary or involuntary liquidation, dissolution or winding-up of the Corporation, payments shall have been made to the holders of the Series A Convertible Preferred Stock of the full amount to which they shall respectively be entitled hereunder, such holders shall not be entitled to any further participation in the distribution of the remaining assets of the Corporation available for distribution to its stockholders.

Neither the merger or consolidation of the Corporation into or with another corporation nor the merger or consolidation of any other corporation into or with the Corporation, nor the sale, transfer or lease of all or substantially all of the assets of the Corporation, shall be deemed to be a voluntary or involuntary liquidation, dissolution or winding-up of the Corporation.

g. Redeemed Shares. Shares of the Series A Convertible Preferred Stock redeemed or purchased by the Corporation or surrendered to the Corporation on the conversion thereof into shares of Common Stock as hereinabove provided shall upon appropriate filing and recording to the extent required by law, have the status of authorized and unissued shares of Series A Convertible Preferred Stock.

4.3.3     Series AA Convertible Preferred Stock
Two Hundred Thousand (200,000) shares of the authorized Preferred Stock are hereby designated Series AA Convertible Preferred Stock ("Series AA Convertible Preferred Stock"), to be issued from time to time as the Board of Directors may determine, and shall have the following, preferences, rights and limitations in addition to those applicable generally to the preferred stock of the
Corporation:

a. Priority. The Series AA Convertible Preferred Stock shall have a priority ranking superior to the Common Stock of the Corporation and subordinate to the Series A Convertible Preferred Stock of the Corporation with respect to payment of dividends and upon dissolution, liquidation and winding-up of the Corporation.

b. Dividends. Holders of shares of Series AA Convertible Preferred Stock shall be entitled to receive, when declared by the Board of Directors, out of funds and assets of the Corporation legally available therefore, an annual dividend (calculated on the $6.00 per share liquidation preference of each share of Series AA Convertible Preferred Stock) of eleven (11%) percent per annum, payable quarterly on the dividend payment dates, hereby fixed as the 20th day of March, June, September and December, to stockholders of record on the respective record dates, not exceeding fifty days preceding such quarterly dividend payment dates, fixed for that purpose by the Board of Directors. Dividends on the Series AA Convertible Preferred Stock shall be paid in cash. Dividends on each share of the Series AA Convertible Preferred Stock shall accrue and be cumulative from the date of issue and shall be appropriately prorated with respect to the period between such date of issue and the first dividend payment date. Accumulations of dividends shall not bear interest.

So long as any shares of Series AA Convertible Preferred Stock are outstanding, the Corporation shall not declare and pay or set apart for payment any dividends or make any other distribution on the Common Stock and shall not redeem, retire, purchase or otherwise acquire, any shares of common stock or preferred stock, unless at the time of making such declaration, payment, distribution, redemption, retirement, purchase or acquisition dividends on all outstanding shares of Series AA Convertible Preferred Stock for all past quarterly dividend periods shall have been paid or declared and sufficient funds set apart for the payment thereof.

c. Conversion. The Series AA Convertible Preferred Stock shall be convertible into Common Stock of the Corporation, without the payment of any additional consideration by the holder thereof and at the option of the holder thereof, at any time at a conversion price (the "Conversion Price") determined by dividing the $6.00 per share liquidation preference of the Series AA Convertible Preferred Stock by 4, resulting in a Conversion Price equal to $1.50 per common share, subject to readjustment as provided herein below. The right to convert any shares of Series AA Convertible Preferred Stock called for redemption shall expire at the close of business on the fifth (5th) day prior to the redemption date thereof.

The holder of a share or shares of Series AA Convertible Preferred Stock may exercise the conversion rights by delivering to the Corporation during the regular business hours, at the office of the transfer agent of the Corporation for the Series AA Convertible Preferred Stock, and if no transfer agent has been appointed then at the principal office of the Corporation, or at such other places as may be designated by the Corporation, the certificate or certificates for the shares to be converted, duly endorsed or assigned in blank or to the Corporation (if required by it), accompanied in any event by written notice stating that the holder elects to convert such shares and stating the name or names (with address) in which the certificate or certificates for Common delivery is made, and such date is referred to herein as the "Conversion Date". As promptly as practicable thereafter the Corporation shall issue and deliver to or upon the written order of such holder, at such office or other place designated by the Corporation, a certificate or certificates for the number of full shares of Common Stock to which he is entitled and a check in respect of any fraction of shares provided below. The Person in whose name the certificate or certificates for Common Stock are to be issued shall be deemed to have become a holder of Common Stock of record on the Conversion Date unless the transfer books of the Corporation are closed on that date, in which event he shall be deemed to have become a holder of Common Stock of Record on the next succeeding date on which the transfer books are open, but the conversion rate shall be that in effect on the Conversion Date.

The issuance of Common Stock on conversion of Series AA Convertible Preferred Stock shall be without charge to the converting holder of Series AA Convertible Preferred Stock for any fee, expense or tax in respect of the issuance therefore, but the Corporation shall not be required to pay any fee, expense or tax which may be payable with respect of any transfer involved in the issuance and delivery of shares in any name other than that of the holder of record on the books of the Corporation of the shares of Series AA Convertible Preferred Stock converted, and the Corporation shall not, in any such case, be required to issue or deliver any certificate for shares of Common Stock unless and until the person requesting the issuance thereof shall have paid to the Corporation the amount of such fee, expense or tax or shall have established to the satisfaction of the Corporation that such fee, expense or tax has been paid.

The Conversion Price and the number of shares of Common Stock deliverable upon conversion of each share of Series AA Convertible Preferred Stock shall be subject to adjustment from time to time upon the happening of certain events as follows:

i. Merger, Sale of Assets, Consolidation. If the Corporation at any time shall consolidate with or merge into or sell or convey all or substantially all its assets to any other entity, the Series AA Convertible Preferred Stock shall thereafter evidence the right to be converted into capital stock in such number and kind of securities and property as would have been issuable or distributable on account of such consolidation, merger, sale or conveyance upon or with respect to the securities subject to the conversion or purchase right immediately prior to such consolidation, merger, sale or conveyance. The foregoing provision shall similarly apply to successive transactions of a similar nature by any such successor or purchaser. Without limiting the generality of the foregoing, the anti-dilution provisions of the Series AA Convertible Preferred Stock shall apply to such securities of such successor or purchaser after any such consolidation, merger, sale or conveyance.

ii. Reclassification. If the Corporation at any time shall, by subdivision, combination reclassification of securities or otherwise, change any of the securities then purchasable upon the exercise of the conversion right associated with the Series AA Convertible Preferred Stock into the same or a different number of securities of any class or classes, the Series AA Convertible Preferred Stock shall thereafter evidence the right to purchase such number and kind of securities as would have been issuable as the result of such change with respect to the securities which were subject to the conversion right immediately prior to such subdivision, combination, reclassification or other change. If shares of Common Stock are subdivided or combines into a greater or smaller number of shares of Common Stock, the Conversion Price shall be proportionately reduced in case of a subdivision of shares or proportionately increased in the case of a combination of shares, both cases by the ratio which the total number of shares of Common Stock to be outstanding immediately after such event bears to the total number of shares of Common Stock outstanding immediately prior to such event.

Whenever any adjustment is required in the number of shares into which each share of the Series AA Convertible Preferred Stock is convertible, the Corporation shall forthwith file at the office or agency maintained for the purpose for conversion of the Series AA Convertible Preferred Stock a statement describing in reasonable detail the adjustment and the method of calculation used.

The Corporation shall at all times keep available for issue and delivery the full number of shares of Common Stock into which all outstanding shares of Series AA Convertible Preferred Stock are convertible.

No certificate for a fraction of a share shall be issued upon any conversion, but in lieu of any fractional share that would otherwise be required to be issued in accordance with the foregoing provisions, the Corporation shall make a cash payment for any such fractional share interest upon the basis of the Conversion Price then in effect.

d. Voting. The holders of shares of Series AA Convertible Preferred Stock shall be entitled to notice of any stockholders' meeting and to vote upon matters submitted to shareholders for a vote, in the same manner and with the same effect as the holders of shares of Common Stock, voting together with the holders of Common Stock as a single call. Holders of Series AA Convertible Preferred Stock shall have that number of votes equal to the number of shares of Common Stock into which such preferred stock is convertible, as adjusted from time to time pursuant to paragraph (b) above.

So long as any shares of the Series AA Convertible Preferred Stock are outstanding, the Corporation shall not, without the affirmative vote or written consent of the holders of at least two thirds of the aggregate number of shares at the time outstanding of the Series AA Convertible Preferred Stock:

i. authorize, create or increase any class of capital stock ranking prior the Series AA Convertible Preferred Stock as to dividends or upon liquidation, dissolution or winding-up;

ii. alter or change any of the powers, preferences or special rights given to the Series AA Convertible Preferred Stock so as to affect the same adversely.

e. Redemption. The Corporation may, at the option of the Board of Directors, redeem all or any part of the outstanding Series AA Convertible Preferred Stock at any time after the fifth (5th) anniversary of the date of issuance of the shares to be redeemed, at the redemption price of $6.00 per share, plus accrued unpaid dividends, if any, provided that notice of redemption is sent by certified mail to the holders of record of the Series AA Convertible Preferred Stock to be redeemed at least forty-five, but not more than ninety days prior to the date of redemption specified in such notice, addressed to each such holder at his address as it appears in the records of the Corporation. On or after the redemption date each holder of shares of Series AA Convertible Preferred Stock to be redeemed shall present and surrender his certificate or certificates for such shares to the Corporation at the place designated in such notice and thereupon the redemption price of such shares shall be paid to or on the order of the person whose name appears on such certificate or certificates as the owner thereof and each surrendered certificate shall be canceled. In case less than all of the shares represented by any such certificates are redeemed, a new certificate shall be issued representing the unredeemed shares. From and after the redemption date (unless default shall be made by the Corporation in the payment of the redemption price) all dividends on the shares of Series AA Convertible Preferred Stock designated for redemption in such notice shall cease to accrue, and all rights of the holders thereof as stockholders of the Corporation, except the right to receive the redemption price thereof upon the surrender of the certificates representing the same, without interest, shall cease and terminate and such shares shall not thereafter be transferred (except with the consent of the Corporation) on the books of the Corporation, and such shares shall not be deemed to be outstanding for any purpose whatsoever.

In case of the redemption of a part only of the Series AA Convertible Preferred Stock, the shares of such series to be redeemed shall be selected pro rata or by lot or in such other manner as the Board of Directors may determine. The Board of Directors shall have full power and authority to prescribe the manner in which and subject to the provisions and limitations herein contained, the terms and conditions upon which such stock shall be redeemed from time to time.

f. No Sinking Fund. The shares of the Series AA Convertible Preferred Stock shall not be entitled to benefit of any sinking or purchase fund to be applied to the redemption or purchase of such stock.

g. Liquidation. In the event of any voluntary or involuntary liquidation, dissolution or winding-up of the Corporation, holders of Series AA Convertible Preferred Stock shall be entitled to be paid out of the assets of the Corporation available for distribution to its stockholders before any payment shall be made in respect of any class or series of stock which shall rank subordinate thereto as to assets the fixed sum of $6.00 for each share of Series AA Convertible Preferred Stock held by them plus accrued and unpaid dividends, if any, thereon.

If upon any voluntary or involuntary liquidation, dissolution or winding-up of the Corporation, the assets of the Corporation available for distribution to its Series AA Convertible Preferred Stock holders shall be insufficient to pay the holders of Series AA Convertible Preferred Stock the full amount to which they are entitled hereunder, the holders of Series AA Convertible Preferred Stock shall share ratably in any distribution of assets according to the respective amounts which would be payable in respect of the shares of Series AA Convertible Preferred Stock held by them upon such distribution if all amounts payable on or with respect to such stock were paid in full. If upon any voluntary or involuntary liquidation, dissolution or winding-up of the Corporation payments shall have been made to the holders of the Series AA Convertible Preferred Stock of the full amount to which they shall respectively be entitled hereunder, such holders shall not be entitled to any further participation in the distribution of the remaining assets of the Corporation available for distribution to its stockholders.

Neither the merger or consolidation of the Corporation into or with another corporation nor the merger or consolidation of any other corporation into or with the Corporation, nor the sale, transfer or lease of all or substantially all of the assets of the Corporation, shall be deemed to be a voluntary or involuntary liquidation, dissolution or winding-up of the Corporation.

h. Redeemed Shares. Shares of the Series AA Convertible Preferred Stock redeemed or purchased by the Corporation or surrendered to the Corporation on the conversion thereof into shares of Common Stock as hereinabove provided shall, upon appropriate filing and recording to the extent required by law, have the status of authorized and unissued shares of Series AA Convertible Preferred Stock.

ARTICLE 5
INCORPORATOR
The name and mailing address of the incorporator (the "Incorporator") are The Corporation Trust Company, 1209 Orange Street, Wilmington, Delaware 19801. The powers of the Incorporator shall terminate upon the filing of this Certificate of Incorporation.

ARTICLE 6
BOARD OF DIRECTORS
6.1. Initial Directors; Number; Election
The following persons, having the following mailing addresses, shall serve as the directors of the Corporation until the first annual meeting of the stockholders of the Corporation or until their successors are elected and qualified:

NAME                       MAILING ADDRESS

Jed J. Burnham             4585 McIntyre Street
                           Golden, Colorado  80403

John K. Coors              4585 McIntyre Street
                           Golden, Colorado  80403

Joseph Coors, Jr.          4585 McIntyre Street
                           Golden, Colorado  80403

John Markle                4585 McIntyre Street
                           Golden, Colorado  80403

Norman E. Miller           4585 McIntyre Street
                           Golden, Colorado  80403

Gerrit J. Wolfaardt        4585 McIntyre Street
                           Golden, Colorado  80403

The number of directors of the Corporation shall be such number as from time to time shall be fixed by, or in the manner provided in, the bylaws of the Corporation. Unless and except to the extent that the bylaws of the Corporation shall otherwise require, the election of directors of the Corporation need not be by written ballot. Except as otherwise provided in this Certificate of Incorporation, each director of the Corporation shall be entitled to one vote per director on all matters voted or acted upon by the Board of Directors.

6.2. Management of Business and Affairs of the Corporation
The business and affairs of the Corporation shall be managed by or under the direction of the Board of Directors.

6.3. Limitation of Liability
No director of the Corporation shall be liable to the Corporation or its stockholders for monetary damages for breach of fiduciary duty as a director, provided that this provision shall not eliminate or limit the liability of a director (a) for any breach of the director's duty of loyalty to the Corporation or its stockholders; (b) for acts or omissions not in good faith or which involve intentional misconduct or a knowing violation of law; (c) under Section 174 of the Delaware General Corporation Law; or (d) for any transaction from which the director derived an improper personal benefit. Any repeal or modification of this Article 6.3 shall be prospective only and shall not adversely affect any right or protection of, or any limitation of the liability of, a director of the Corporation existing at, or arising out of facts or incidents occurring prior to, the effective date of such repeal or modification.

ARTICLE 7
BUSINESS COMBINATIONS WITH INTERESTED STOCKHOLDERS
The Corporation by this provision hereby elects to be governed by Section 203 of the Delaware General Corporation Law; provided, however, that pursuant to paragraph (b)(7) of such Section 203, any business combination (as defined in such Section 203) between the Corporation and ACX Technologies, Inc. or its affiliates shall not be subject to the restrictions imposed by such Section 203.

ARTICLE 8
COMPROMISE OR ARRANGEMENTS
Whenever a compromise or arrangement is proposed between the Corporation and its creditors or any class of them and/or between the Corporation and its stockholders or any class of them, any court of equitable jurisdiction within the State of Delaware may, on the application in a summary way of the Corporation or of any creditor or stockholder thereof or on the application of any receiver or receivers appointed for the Corporation under the provisions of
Section 291 of Title 8 of the Delaware Code or on the application of trustees in dissolution or of any receiver or receivers appointed for the Corporation under the provisions of Section 279 of Title 8 of the Delaware Code order a meeting of the creditors or class of creditors, and/or of the stockholders or class of stockholders of the Corporation, as the case may be, to be summoned in such manner as the said court directs. If a majority in number representing three-fourths in value of the creditors or class of creditors, and/or of the stockholders or class of stockholders of the Corporation, as the case may be, agree to any compromise or arrangement and to any reorganization of the Corporation as a consequence of such compromise or arrangement, the said compromise or arrangement and the said reorganization shall, if sanctioned by the court to which the said application has been made, be binding on all the creditors or class of creditors, and/or on all the stockholders or class of stockholders, of the Corporation, as the case may be, and also on the Corporation.

ARTICLE 9
AMENDMENT OF BYLAWS
In furtherance and not in limitation of the powers conferred by the Delaware General Corporation Law, the Board of Directors of the Corporation is expressly authorized and empowered to adopt, amend and repeal the bylaws of the Corporation.

ARTICLE 10
RESERVATION OF RIGHT TO AMEND CERTIFICATE OF INCORPORATION
The Corporation reserves the right at any time, and from time to time, to amend, alter, change, or repeal any provision contained in this Certificate of Incorporation, and other provisions authorized by the laws of the State of Delaware at the time in force may be added or inserted, in the manner now or hereafter prescribed by law; and all rights, preferences, and privileges of any nature conferred upon stockholders, directors, or any other persons by and pursuant to this Certificate of Incorporation in its present form or as hereafter amended are granted subject to the rights reserved in this Article 10.

IN WITNESS WHEREOF, the undersigned, being the Incorporator hereinabove named, for the purpose of forming a corporation pursuant to the Delaware General Corporation Law, hereby certifies that the facts hereinabove stated are truly set forth, and accordingly executes this Certificate of Incorporation this 8th day of June, 1998.

THE CORPORATION TRUST COMPANY
Incorporator


By:  /s/ CT Corporation Representative

Exhibit 3.2

BYLAWS

OF

GOLDEN GENESIS COMPANY


1. OFFICES
1.1. Registered Office
The initial registered office of the Corporation shall be 1209 Orange Street, Wilmington, Delaware 19801, County of New Castle, and the name of the registered agent shall be The Corporation Trust Company.

1.2. Other Offices
The Corporation may also have offices at such other places, both within and without the State of Delaware, as the Board of Directors may from time to time determine or as may be necessary or useful in connection with the business of the Corporation.

2. MEETINGS OF STOCKHOLDERS
2.1. Place of Meetings
All meetings of the stockholders shall be held at such place as may be fixed from time to time by the Board of Directors, the Chairman of the Board or the President.

2.2. Annual Meetings
The Corporation shall hold annual meetings of stockholders, on such date and at such time as shall be designated from time to time by the Board of Directors, the Chairman of the Board or the President, at which stockholders shall elect a Board of Directors and transact such other business as may properly be brought before the meeting.

2.3. Special Meetings
Special meetings of the stockholders, for any purpose or purposes, unless otherwise prescribed by statute, may be called by the Board of Directors, the Chairman of the Board or the President.

2.4. Notice of Meetings
Notice of any meeting of stockholders, stating the place, date and hour of the meeting, and (if it is a special meeting) the purpose or purposes for which the meeting is called, shall be given to each stockholder entitled to vote at such meeting not less than ten nor more than sixty days before the date of the meeting (except to the extent that such notice is waived or is not required as provided in the General Corporation Law of the State of Delaware (the "Delaware General Corporation Law") or these Bylaws). Such notice shall be given in accordance with, and shall be deemed effective as set forth in, Section 222 (or any successor section) of the Delaware General Corporation Law.

2.5. Waivers of Notice
Whenever the giving of any notice is required by statute, the Certificate of Incorporation or these Bylaws, a waiver thereof, in writing and delivered to the Corporation, signed by the person or persons entitled to said notice, whether before or after the event as to which such notice is required, shall be deemed equivalent to notice. Attendance of a stockholder at a meeting shall constitute a waiver of notice (1) of such meeting, except when the stockholder at the beginning of the meeting objects to holding the meeting or transacting business at the meeting, and (2) (if it is a special meeting) of consideration of a particular matter at the meeting that is not within the purpose or purposes described in the meeting notice, unless the stockholder objects to considering the matter at the beginning of the meeting.

2.6. Business at Special Meetings
Business transacted at any special meeting of stockholders shall be limited to the purposes stated in the notice (except to the extent that such notice is waived or is not required as provided in the Delaware General Corporation Law or these Bylaws).

2.7. List of Stockholders
After the record date for a meeting of stockholders has been fixed, at least ten days before such meeting, the officer who has charge of the stock ledger of the Corporation shall make a list of all stockholders entitled to vote at the meeting, arranged in alphabetical order and showing the address of each stockholder and the number of shares registered in the name of each stockholder. Such list shall be open to the examination of any stockholder for any purpose germane to the meeting, during ordinary business hours, for a period of at least ten days prior to the meeting, either at a place in the city where the meeting is to be held, which place is to be specified in the notice of the meeting, or at the place where the meeting is to be held. Such list shall also, for the duration of the meeting, be produced and kept open to the examination of any stockholder who is present at the time and place of the meeting.[NOTE14]

2.8. Quorum at Meetings
Stockholders may take action on a matter at a meeting only if a quorum exists with respect to that matter. Except as otherwise provided by statute or by the Certificate of Incorporation, the holders of a majority of the shares entitled to vote at the meeting, and who are present in person or represented by proxy, shall constitute a quorum at all meetings of the stockholders for the transaction of business. Where a separate vote by a class or classes is required, a majority of the outstanding shares of such class or classes, present in person or represented by proxy, shall constitute a quorum entitled to take action with respect to that vote on that matter. Once a share is represented for any purpose at a meeting (other than solely to object (1) to holding the meeting or transacting business at the meeting, or (2) (if it is a special meeting) to consideration of a particular matter at the meeting that is not within the purpose or purposes described in the meeting notice), it is deemed present for quorum purposes for the remainder of the meeting and for any adjournment of that meeting unless a new record date is or must be set for the adjourned meeting. The holders of a majority of the voting shares represented at a meeting, whether or not a quorum is present, may adjourn such meeting from time to time.

2.9. Voting and Proxies
Unless otherwise provided in the Delaware General Corporation Law or in the Corporation's Certificate of Incorporation, and subject to the other provisions of these Bylaws, each stockholder shall be entitled to one vote on each matter, in person or by proxy, for each share of the Corporation's capital stock that has voting power and that is held by such stockholder. No proxy shall be voted or acted upon after three years from its date, unless the proxy provides for a longer period. A duly executed appointment of proxy shall be irrevocable if the appointment form states that it is irrevocable and if, and only as long as, it is coupled with an interest sufficient in law to support an irrevocable power.

2.10. Required Vote
When a quorum is present at any meeting of stockholders, all matters shall be determined, adopted and approved by the affirmative vote (which need not be by ballot) of the holders of a majority of the shares present in person or represented by proxy at the meeting and entitled to vote with respect to the matter, unless the proposed action is one upon which, by express provision of statutes or of the Certificate of Incorporation, a different vote is specified and required, in which case such express provision shall govern and control with respect to that vote on that matter. Where a separate vote by a class or classes is required, the affirmative vote of the holders of a majority of the shares of such class or classes present in person or represented by proxy at the meeting shall be the act of such class. Notwithstanding the foregoing, directors shall be elected by a plurality of the votes of the shares present in person or represented by proxy at the meeting and entitled to vote on the election of directors.

2.11. Action Without a Meeting
Any action required or permitted to be taken at a stockholders' meeting may be taken without a meeting, without prior notice and without a vote, if the action is taken by persons who would be entitled to vote at a meeting and who hold shares having voting power equal to not less than the minimum number of votes that would be necessary to authorize or take the action at a meeting at which all shares entitled to vote were present and voted. The action must be evidenced by one or more written consents describing the action taken, signed by the stockholders entitled to take action without a meeting, and delivered to the Corporation in the manner prescribed by the Delaware General Corporation Law for inclusion in the minute book. No consent shall be effective to take the corporate action specified unless the number of consents required to take such action are delivered to the Corporation within sixty days of the delivery of the earliest-dated consent. Written notice of the action taken shall be given in accordance with the Delaware General Corporation Law to all stockholders who do not participate in taking the action who would have been entitled to notice if such action had been taken at a meeting having a record date on the date that written consents signed by a sufficient number of holders to take the action were delivered to the Corporation.

3. DIRECTORS
3.1. Powers
The business and affairs of the Corporation shall be managed by or under the direction of the Board of Directors, which may exercise all such powers of the Corporation and do all such lawful acts and things, subject to any limitation set forth in the Certificate of Incorporation or as otherwise may be provided in the Delaware General Corporation Law.

3.2. Number and Election
The number of directors which shall constitute the whole board shall not be fewer than three nor more than nine persons. Within the limits above specified, the number of directors shall be determined from time to time by resolution of the Board of Directors.

3.3. Nomination of Directors
The Board of Directors shall nominate candidates to stand for election as directors; and other candidates also may be nominated by any Corporation stockholder, provided such other nomination(s) are submitted in writing to the Secretary of the Corporation no later than 90 days prior to the meeting of stockholders at which such directors are to be elected, together with the identity of the nominator and the number of shares of the Corporation's stock owned, directly or indirectly, by the nominator. The directors shall be elected at the annual meeting of the stockholders, except as provided in Section 3.4 hereof, and each director elected shall hold office until such director's successor is elected and qualified or until the director's earlier death, resignation or removal. Directors need not be stockholders.

3.4. Vacancies
Vacancies and newly created directorships resulting from any increase in the authorized number of directors elected by all of the stockholders having the right to vote as a single class may be filled by the affirmative vote of a majority of the directors then in office, although fewer than a quorum, or by a sole remaining director. Whenever the holders of any class or classes of stock or series thereof are entitled to elect one or more directors by the provisions of the Certificate of Incorporation, vacancies and newly created directorships of such class or classes or series may be filled by the affirmative vote of a majority of the directors elected by such class or classes or series thereof then in office, or by a sole remaining director so elected. Each director so chosen shall hold office until the next election of directors of the class to which such director was appointed, and until such director's successor is elected and qualified, or until the director's earlier death, resignation or removal. In the event that one or more directors resign from the Board, effective at a future date, a majority of the directors then in office, including those who have so resigned, shall have power to fill such vacancy or vacancies, the vote thereon to take effect when such resignation or resignations shall become effective, and each director so chosen shall hold office until the next election of directors, and until such director's successor is elected and qualified, or until the director's earlier death, resignation or removal.

3.5. Meetings
3.5.1. Regular Meetings
Regular meetings of the Board of Directors may be held without notice at such time and at such place as shall from time to time be determined by the Board of Directors.

3.5.2. Special Meetings
Special meetings of the Board may be called by the Chairman of the Board or President on one day's notice to each director, either personally or by telephone, express delivery service (so that the scheduled delivery date of the notice is at least one day in advance of the meeting), telegram or facsimile transmission, and on five days' notice by mail (effective upon deposit of such notice in the mail). The notice need not describe the purpose of a special meeting.

3.5.3. Telephone Meetings
Members of the Board of Directors may participate in a meeting of the board by any communication by means of which all participating directors can simultaneously hear each other during the meeting. A director participating in a meeting by this means is deemed to be present in person at the meeting.

3.5.4. Action Without Meeting
Any action required or permitted to be taken at any meeting of the Board of Directors may be taken without a meeting if the action is taken by all members of the Board. The action must be evidenced by one or more written consents describing the action taken, signed by each director, and delivered to the Corporation for inclusion in the minute book.

3.5.5. Waiver of Notice of Meeting
A director may waive any notice required by statute, the Certificate of Incorporation or these Bylaws before or after the date and time stated in the notice. Except as set forth below, the waiver must be in writing, signed by the director entitled to the notice, and delivered to the Corporation for inclusion in the minute book. Notwithstanding the foregoing, a director's attendance at or participation in a meeting waives any required notice to the director of the meeting unless the director at the beginning of the meeting objects to holding the meeting or transacting business at the meeting and does not thereafter vote for or assent to action taken at the meeting.

3.6. Quorum and Vote at Meetings
At all meetings of the board, a quorum of the Board of Directors consists of a majority of the total number of directors prescribed pursuant to Section 3.2 of these Bylaws. The vote of a majority of the directors present at any meeting at which there is a quorum shall be the act of the Board of Directors, except as may be otherwise specifically provided by statute or by the Certificate of Incorporation or by these Bylaws.

3.7. Committees of Directors
The Board of Directors may designate one or more committees, each committee to consist of one or more directors. The Board may designate one or more directors as alternate members of any committee, who may replace any absent or disqualified member at any meeting of the committee. If a member of a committee shall be absent from any meeting, or disqualified from voting thereat, the remaining member or members present and not disqualified from voting, whether or not such member or members constitute a quorum, may, by unanimous vote, appoint another member of the Board of Directors to act at the meeting in the place of such absent or disqualified member. Any such committee, to the extent provided in the resolution of the Board of Directors, shall have and may exercise all the powers and authority of the Board of Directors in the management of the business and affairs of the Corporation, and may authorize the seal of the Corporation to be affixed to all papers which may require it; but no such committee shall have the power or authority in reference to approving or adopting, or recommending to the stockholders, any action or matter expressly required by the Delaware General Corporation Law to be submitted to stockholders for approval or adopting, amending or repealing any bylaw of the Corporation; and unless the resolution designating the committee, these bylaws or the Certificate of Incorporation expressly so provide, no such committee shall have the power or authority to declare a dividend, to authorize the issuance of stock, or to adopt a certificate of ownership and merger pursuant to Section 253 of the Delaware General Corporation Law. Such committee or committees shall have such name or names as may be determined from time to time by resolution adopted by the Board of Directors. Each committee shall keep regular minutes of its meetings and report the same to the Board of Directors, when required. Unless otherwise specified in the Board resolution appointing the Committee, all provisions of the Delaware Genral Corporation Law and these Bylaws relating to meetings, action without meetings, notice (and waiver thereof), and quorum and voting requirements of the Board of Directors apply, as well, to such committees and their members.

3.8. Compensation of Directors
The Board of Directors shall have the authority to fix the compensation of directors. No such payment shall preclude any director from serving the Corporation in any other capacity and receiving compensation therefor.

4. OFFICERS
4.1. Positions
The officers of the Corporation shall be a Chairman of the Board, a President, a Secretary and a Treasurer, and such other officers as the Board of Directors (or an officer authorized by the Board of Directors) from time to time may appoint, including one or more Vice Presidents, Assistant Secretaries and Assistant Treasurers. Each such officer shall exercise such powers and perform such duties as shall be set forth below and such other powers and duties as from time to time may be specified by the Board of Directors or by any officer(s) authorized by the Board of Directors to prescribe the duties of such other officers. Any number of offices may be held by the same person, except that in no event shall the President and the Secretary be the same person. Each of the Chairman of the Board, President, and/or any Vice President may execute bonds, mortgages and other documents under the seal of the Corporation, except where required or permitted by law to be otherwise executed and except where the execution thereof shall be expressly delegated by the Board of Directors to some other officer or agent of the Corporation.

4.2. Chairman of the Board
The Chairman of the Board shall (when present) preside at all meetings of the Board of Directors and stockholders, and shall ensure that all orders and resolutions of the Board of Directors and stockholders are carried into effect. The Chairman of the Board may execute bonds, mortgages and other contracts, under the seal of the Corporation, if required, except where required or permitted by law to be otherwise signed and executed and except where the signing and execution thereof shall be expressly delegated by the Board of Directors to some other officer or agent of the Corporation.

4.3. President
The President shall be the chief executive officer of the Corporation and shall have full responsibility and authority for management of the day-to-day operations of the Corporation, subject to the authority of the Board of Directors and Chairman of the Board. The President may execute bonds, mortgages and other contracts, under the seal of the Corporation, if required, except where required or permitted by law to be otherwise signed and executed and except where the signing and execution thereof shall be expressly delegated by the Board of Directors to some other officer or agent of the Corporation.

4.4. Vice President
In the absence of the President or in the event of the President's inability or refusal to act, the Vice President (or in the event there be more than one Vice President, the Vice Presidents in the order designated, or in the absence of any designation, then in the order of their election) shall perform the duties of the President, and when so acting shall have all the powers of, and be subject to all the restrictions upon, the President.

4.5. Secretary
The Secretary shall have responsibility for preparation of minutes of meetings of the Board of Directors and of the stockholders and for authenticating records of the Corporation. The Secretary shall give, or cause to be given, notice of all meetings of the stockholders and special meetings of the Board of Directors. The Secretary or an Assistant Secretary may also attest all instruments signed by any other officer of the Corporation.

4.6. Assistant Secretary
The Assistant Secretary, or if there be more than one, the Assistant Secretaries in the order determined by the Board of Directors (or if there shall have been no such determination, then in the order of their election), shall, in the absence of the Secretary or in the event of the Secretary's inability or refusal to act, perform the duties and exercise the powers of the Secretary.

4.7. Treasurer
The Treasurer shall have responsibility for the custody of the corporate funds and securities and shall see to it that full and accurate accounts of receipts and disbursements are kept in books belonging to the Corporation. The Treasurer shall render to the Chairman of the Board, the President, and the Board of Directors, upon request, an account of all financial transactions and of the financial condition of the Corporation.

4.8. Assistant Treasurer
The Assistant Treasurer, or if there shall be more than one, the Assistant Treasurers in the order determined by the Board of Directors (or if there shall have been no such determination, then in the order of their election), shall, in the absence of the Treasurer or in the event of the Treasurer's inability or refusal to act, perform the duties and exercise the powers of the Treasurer.

4.9. Divisional Officers
The Board of Directors may from time to time establish and abolish one or more operating divisions of the Corporation. The Board of Directors may appoint a President of any such division who shall, subject to the direction of the Board of Directors, the Chairman of the Board and the President of the Corporation, supervise and control the business of such division and all officers, agents, and employees of the corporation whose principal duties are in connection with the business of such division. The Board of Directors may also appoint one or more Vice Presidents, a Secretary, a Treasurer, and one or more Assistant Secretaries or Treasurers of any such division, who shall hold their offices for such terms and exercise such powers and perform such duties as shall be determined by the Board of Directors or by the President of such division. Persons so appointed by the Board of Directors as President, Vice President, Treasurer, Secretary, Assistant Secretary or Assistant Treasurer of a division need not also be officers of the Corporation.

4.10. Term of Office
The officers of the Corporation shall hold office until their successors are chosen and qualify or until their earlier resignation or removal.[NOTE70] Any officer may resign at any time upon written notice to the Corporation.[NOTE71] Any officer elected or appointed by the Board of Directors may be removed at any time, with or without cause, by the affirmative vote of a majority of the Board of Directors.

4.11. Compensation
The compensation of officers of the Corporation shall be fixed by the Board of Directors or by any officer(s) authorized by the Board of Directors to prescribe the compensation of such other officers.

4.12. Fidelity Bonds
The Corporation may secure the fidelity of any or all of its officers or agents by bond or otherwise.

5. CAPITAL STOCK
5.1. Certificates of Stock; Uncertificated Shares
The shares of the Corporation shall be represented by certificates, provided that the Board of Directors may provide by resolution that some or all of any or all classes or series of the Corporation's stock shall be uncertificated shares. Any such resolution shall not apply to shares represented by a certificate until such certificate is surrendered to the Corporation. Notwithstanding the adoption of such a resolution by the Board of Directors, every holder of stock represented by certificates, and upon request every holder of uncertificated shares, shall be entitled to have a certificate (representing the number of shares registered in certificate form) signed in the name of the Corporation by the Chairman of the Board, President or any Vice President, and by the Treasurer, Secretary or any Assistant Treasurer or Assistant Secretary of the Corporation. Any or all the signatures on the certificate may be facsimile. In case any officer, transfer agent or registrar whose signature or facsimile signature appears on a certificate shall have ceased to be such officer, transfer agent or registrar before such certificate is issued, it may be issued by the Corporation with the same effect as if such person were such officer, transfer agent or registrar at the date of issue.

5.2. Lost Certificates
The Board of Directors, Chairman of the Board, President or Secretary may direct a new certificate of stock to be issued in place of any certificate theretofore issued by the Corporation and alleged to have been lost, stolen or destroyed, upon the making of an affidavit of that fact by the person claiming that the certificate of stock has been lost, stolen or destroyed. When authorizing such issuance of a new certificate, the board or any such officer may, as a condition precedent to the issuance thereof, require the owner of such lost, stolen or destroyed certificate or certificates, or such owner's legal representative, to advertise the same in such manner as the board or such officer shall require and/or to give the Corporation a bond or indemnity, in such sum or on such terms and conditions as the board or such officer may direct, as indemnity against any claim that may be made against the Corporation on account of the certificate alleged to have been lost, stolen or destroyed or on account of the issuance of such new certificate or uncertificated shares.

5.3. Record Date
5.3.1. Actions by Stockholders
In order that the Corporation may determine the stockholders entitled to notice of or to vote at any meeting of stockholders, the Board of Directors may fix a record date, which record date shall not precede the date upon which the resolution fixing the record date is adopted by the Board of Directors, and which record date shall not be more than sixty days nor less than ten days before the date of such meeting. If no record date is fixed by the Board of Directors, the record date for determining stockholders entitled to notice of or to vote at a meeting of stockholders shall be the close of business on the day next preceding the day on which notice is given, or, if notice is waived, at the close of business on the day next preceding the day on which the meeting is held. A determination of stockholders of record entitled to notice of or to vote at a meeting of stockholders shall apply to any adjournment of the meeting, unless the Board of Directors fixes a new record date for the adjourned meeting.


In order that the Corporation may determine the stockholders entitled to consent to corporate action in writing without a meeting, the Board of Directors may fix a record date, which record date shall not precede the date upon which the resolution fixing the record date is adopted by the Board of Directors, and which record date shall not be more than ten days after the date upon which the resolution fixing the record date is adopted by the Board of Directors. If no record date has been fixed by the Board of Directors, the record date for determining stockholders entitled to consent to corporate action in writing without a meeting, when no prior action by the Board of Directors is required by the Delaware General Corporation Law, shall be the first date on which a signed written consent setting forth the action taken or proposed to be taken is delivered to the Corporation in the manner prescribed by Section 213(b) of the Delaware General Corporation Law. If no record date has been fixed by the Board of Directors and prior action by the Board of Directors is required by the Delaware General Corporation Law, the record date for determining stockholders entitled to consent to corporate action in writing without a meeting shall be at the close of business on the day on which the Board of Directors adopts the resolution taking such prior action.

5.3.2. Payments
In order that the Corporation may determine the stockholders entitled to receive payment of any dividend or other distribution or allotment of any rights or the stockholders entitled to exercise any rights in respect of any change, conversion or exchange of stock, or for the purpose of any other lawful action, the Board of Directors may fix a record date, which record date shall not precede the date upon which the resolution fixing the record date is adopted, and which record date shall be not more than sixty days prior to such action.
If no record date is fixed, the record date for determining stockholders for any such purpose shall be at the close of business on the day on which the Board of Directors adopts the resolution relating thereto.

5.4. Stockholders of Record
The Corporation shall be entitled to recognize the exclusive right of a person registered on its books as the owner of shares to receive dividends, to receive notifications, to vote as such owner, and to exercise all the rights and powers of an owner. The Corporation shall not be bound to recognize any equitable or other claim to or interest in such share or shares on the part of any other person, whether or not it shall have express or other notice thereof, except as otherwise may be provided by the Delaware General Corporation Law.

5.5. Transfer Agent and Registrar
     The Board of Directors may appoint one or more transfer clerks or one or more transfer agents and one or more registrars, and may require all certificates of stock to bear the signature or signatures of any of them.

6. INDEMNIFICATION; INSURANCE
6.1. Authorization of Indemnification
Each person who was or is a party or is threatened to be made a party to or is involved in any threatened, pending or completed action, suit or proceeding, whether civil, criminal, administrative or investigative and whether by or in the right of the Corporation or otherwise (a "proceeding"), by reason of the fact that he or she, or a person of whom he or she is the legal representative, is or was a director or officer of the Corporation or is or was serving at the request of the Corporation as a director, officer, employee, partner (limited or general) or agent of another corporation or of a partnership, joint venture, limited liability company, trust or other enterprise, including service with respect to an employee benefit plan, shall be (and shall be deemed to have a contractual right to be) indemnified and held harmless by the Corporation (and any successor to the Corporation by merger or otherwise) to the fullest extent authorized by, and subject to the conditions and (except as provided herein) procedures set forth in the Delaware General Corporation Law, as the same exists or may hereafter be amended (but any such amendment shall not be deemed to limit or prohibit the rights of indemnification hereunder for past acts or omissions of any such person insofar as such amendment limits or prohibits the indemnification rights that said law permitted the Corporation to provide prior to such amendment), against all expenses, liabilities and losses (including attorneys' fees, judgments, fines, ERISA taxes or penalties and amounts paid or to be paid in settlement) reasonably incurred or suffered by such person in connection therewith; provided, however, that the Corporation shall indemnify any such person seeking indemnification in connection with a proceeding (or part thereof) initiated by such person (except for a suit or action pursuant to
Section 6.2 hereof) only if such proceeding (or part thereof) was authorized by the Board of Directors of the Corporation. Persons who are not directors or officers of the Coporation and are not so serving at the request of the Corporation may be similarly indemnified in respect of such service to the extent authorized at any time by the Board of Directors of the Corporation. The indemnification conferred in this Section 6.1 also shall include the right to be paid by the Corporation (and such successor) the expenses (including attorneys' fees) incurred in the defense of or other involvement in any such proceeding in advance of its final disposition; provided, however, that, if and to the extent the Delaware General Corporation Law requires, the payment of such expenses (including attorneys' fees) incurred by a director or officer in advance of the final disposition of a proceeding shall be made only upon delivery to the Corporation of an undertaking by or on behalf of such director or officer to repay all amounts so paid in advance if it shall ultimately be determined that such director or officer is not entitled to be indemnified under this Section
6.1 or otherwise; and provided further, that, such expenses incurred by other employees and agents may be so paid in advance upon such terms and conditions, if any, as the Board of Directors deems appropriate.

6.2. Right of Claimant to Bring Action Against the Corporation
If a claim under Section 6.1 is not paid in full by the Corporation within sixty days after a written claim has been received by the Corporation, the claimant may at any time thereafter bring an action against the Corporation to recover the unpaid amount of the claim and, if successful in whole or in part, the claimant shall be entitled to be paid also the expense of prosecuting such action. It shall be a defense to any such action (other than an action brought to enforce a claim for expenses incurred in connection with any proceeding in advance of its final disposition where the required undertaking, if any is required, has been tendered to the Corporation) that the claimant has not met the standards of conduct which make it permissible under the Delaware General Corporation Law for the Corporation to indemnify the claimant for the amount claimed or is otherwise not entitled to indemnification under Section 6.1, but the burden of proving such defense shall be on the Corporation. The failure of the Corporation (in the manner provided under the Delaware General Corporation
Law) to have made a determination prior to or after the commencement of such action that indemnification of the claimant is proper in the circumstances because he or she has met the applicable standard of conduct set forth in the Delaware General Corporation Law shall not be a defense to the action or create a presumption that the claimant has not met the applicable standard of conduct. Unless otherwise specified in an agreement with the claimant, an actual determination by the Corporation (in the manner provided under the Delaware General Corporation Law) after the commencement of such action that the claimant has not met such applicable standard of conduct shall not be a defense to the action, but shall create a presumption that the claimant has not met the applicable standard of conduct.

6.3. Non-exclusivity
The rights to indemnification and advance payment of expenses provided by
Section 6.1 hereof shall not be deemed exclusive of any other rights to which those seeking indemnification and advance payment of expenses may be entitled under any by-law, agreement, vote of stockholders or disinterested directors or otherwise, both as to action in his or her official capacity and as to action in another capacity while holding such office.

6.4. Survival of Indemnification
The indemnification and advance payment of expenses and rights thereto provided by, or granted pursuant to, Section 6.1 hereof shall, unless otherwise provided when authorized or ratified, continue as to a person who has ceased to be a director, officer, employee, partner or agent and shall inure to the benefit of the personal representatives, heirs, executors and administrators of such person.

6.5. Insurance
The Corporation shall have power to purchase and maintain insurance on behalf of any person who is or was a director, officer, employee or agent of the Corporation, or is or was serving at the request of the Corporation as a director, officer, employee, partner (limited or general) or agent of another corporation or of a partnership, joint venture, limited liability company, trust or other enterprise, against any liability asserted against such person or incurred by such person in any such capacity, or arising out of such person's status as such, and related expenses, whether or not the Corporation would have the power to indemnify such person against such liability under the provisions of the Delaware General Corporation Law.

7. GENERAL PROVISIONS
7.1. Inspection of Books and Records
Any stockholder, in person or by attorney or other agent, shall, upon written demand under oath stating the purpose thereof, have the right during the usual hours for business to inspect for any proper purpose the Corporation's stock ledger, a list of its stockholders, and its other books and records, and to make copies or extracts therefrom. A proper purpose shall mean a purpose reasonably
related to such person's interest as a stockholder.   In every instance where an
attorney or other agent shall be the person who seeks the right to inspection, the demand under oath shall be accompanied by a power of attorney or such other writing which authorizes the attorney or other agent to so act on behalf of the
stockholder.   The demand under oath shall be directed to the Corporation at its registered office or at its principal place of business.

7.2. Voting of Securities by the Corporation
Unless otherwise ordered by the Board of Directors, the Chairman of the Board, the president or any Vice President of the Corporation shall have full power and authority on behalf of the Corporation to vote (and to execute proxies, written consents and other instruments with respect to) any securities and interests in other corporations and entities owned or held by the Corporation and to represent the Corporation as such at any meeting of the holders of such securities or interests and, at any such meeting, shall possess and may exercise (whether in person or by proxy given by such officer to any other person) any and all rights and powers incident to the ownership of such securities, which as the owner thereof the Corporation might have possessed and exercised, if present. The Board of Directors by resolution from time to time may confer like powers upon any other person or persons.

7.3. Dividends
The Board of Directors may declare dividends upon the capital stock of the Corporation, subject to the provisions of the Certificate of Incorporation and the laws of the State of Delaware.

7.4. Reserves
The directors of the Corporation may set apart, out of the funds of the Corporation available for dividends, a reserve or reserves for any proper purpose and may abolish any such reserve.

7.5. Execution of Instruments
All checks, drafts or other orders for the payment of money, and promissory notes of the Corporation shall be signed by such officer or officers or such other person or persons as the Board of Directors may from time to time designate.

7.6. Fiscal Year
The fiscal year of the Corporation shall be fixed by resolution of the Board of Directors.

7.7. Seal
The corporate seal shall be in such form as the Board of Directors shall approve. The seal may be used by causing it or a facsimile thereof to be impressed or affixed or otherwise reproduced.[NOTE101]

*     *     *     *     *

The foregoing Bylaws were adopted by the Board of Directors on June 8, 1998.

                                /s/ Jeffrey C. Brines
                              Secretary

Exhibit 10.2

AGREEMENT AND PLAN OF MERGER

AGREEMENT AND PLAN OF MERGER made as of the 9th day of June, 1998, by and between PHOTOCOMM, INC., an Arizona corporation (hereinafter referred to as "Old Company" or as a "Constituent Corporation"), and GOLDEN GENESIS COMPANY, a Delaware corporation (hereinafter referred to as "New Company" or as a "Constituent Corporation").

WHEREAS, Old Company has determined that it is in the best interest of Old Company to change its incorporation from the State of Arizona to the State of Delaware; and

WHEREAS, Old Company has caused New Company to be formed and desires to merge with and into New Company for the purpose of accomplishing such change, and New Company desires to merge (the "Merger") with Old Company pursuant to Delaware General Corporation Law Section 251(f), incorporated by reference in Section 252(e) of the Delaware General Corporation Law, upon the terms, and subject to the conditions, set forth in this Agreement and Plan of Merger (hereinafter called the "Agreement") in accordance with the laws of the State of Delaware and the State of Arizona; and

WHEREAS, the authorized capital stock of Old Company consists of Twenty-Five Million (25,000,000) shares of common stock, par value $.10 per share (the "Old Company Common Stock"), of which Sixteen Million Seven Hundred Forty-Nine Thousand Six Hundred and Eighty-One (16,749,681) shares are issued and outstanding; Five Million (5,000,000) shares of preferred stock, par value $.001 per share, (the "Old Company Preferred Stock"), from which Old Company Preferred Stock the Old Company has designated One Hundred and Twenty-Five Thousand (125,000) shares as Series A Convertible Preferred Stock, of which Thirty-Eight Thousand Nine Hundred Seventy-Two (38,972) are issued and outstanding; and from which Old Company Preferred Stock, the Old Company has designated Two Hundred Thousand (200,000) shares as Series AA Convertible Preferred, of which Forty-Four Thousand One Hundred and Sixty-Five (44,165) are issued and outstanding; and

WHEREAS, the authorized capital stock of New Company consists of Twenty-Five Million (25,000,000) shares of common stock, par value $0.10 per share (the "New Company Common Stock") and Five Million (5,000,000) shares of preferred stock, par value $.001 per share (the "New Company Preferred Stock"), including One Hundred and Twenty-Five Thousand (125,000) shares of New Company Preferred Stock designated as Series A Convertible Preferred Stock (the "New Series A Preferred Stock") and Two Hundred Thousand (200,000) shares of New Company Preferred Stock designated as Series AA Convertible Preferred Stock (the "New Series AA Preferred Stock"), none of which shares are outstanding as of the date hereof; and

WHEREAS, the Boards of Directors of Old Company and New Company by resolutions duly adopted have approved the terms of this Agreement and Plan of Merger and have directed the submission of this Agreement to the stockholders of Old Company for approval;
NOW THEREFORE, in consideration of the premises and the mutual agreements, covenants, and provisions herein contained, the parties hereto agree as follows:


ARTICLE I
THE MERGER

Section 1.1 At the Effective Time as defined in Section 4.1 hereof, Old Company shall be merged with and into New Company which shall be the surviving corporation. The corporate existence of New Company with all its purposes, powers and objects shall continue unaffected and unimpaired by the Merger and New Company as it shall be constituted after the Effective Time is herein called the "Surviving Corporation." The Surviving Corporation shall from and after the Effective Time, possess all of the rights, privileges, powers and franchises of a public, as well as a private, nature and be subject to and liable for all the restrictions, disabilities, debts, liabilities, obligations, penalties and duties of each of the Constituent Corporations and all of the rights, privileges, powers and franchises of each of the Constituent Corporations in all property, real, personal, or mixed and all debts due either of the Constituent Corporations on whatever accounts, including stock subscriptions and other things in action and all or every other interest of or belonging to either of the Constituent Corporations shall be vested in the Surviving Corporation without further act or deed; and the title to any real estate, whether vested by deed or otherwise in either of the Constituent Corporations, shall not revert or be in any way impaired by reason of the Merger, and no liability or obligations due or to become due at the Effective Time or any claim or demand for any cause then existing or action or proceeding pending by or against either of the Constituent Corporations or any shareholder, officer or director thereof shall be released or impaired by the Merger; and all rights of creditors and liens upon property of either of the Constituent Corporations shall be preserved unimpaired, all in accordance with, and with the effect stated in, Section 259 of the Delaware General Corporation Law, as amended. The separate existence and corporate organization of Old Company shall cease upon the Effective Time and thereupon Old Company and New Compan shall be a single corporation, New Company.


Section 1.2 If at any time after the Effective Time the Surviving Corporation shall consider or be advised that any further assignment, assurances in law or any other things are necessary or desirable to vest, perfect or confirm of record or otherwise in the Surviving Corporation the title to any property or right of Old Company acquired or to be acquired by reason of or as a result of the Merger, Old Company and its proper officers and directors will, upon notice, execute and delivery such proper deeds, assignments and assurances reasonably requested by the Surviving Corporation and do all things necessary or advisable to vest, perfect or confirm title to such property or rights in the Surviving Corporation and otherwise to carry out the intent and purposes of this Agreement and the proper officers and directors of the Surviving Corporation are fully authorized in the name of Old Company or otherwise to take any and all such action.

ARTICLE II
CERTIFICATE OF INCORPORATION; BYLAWS;
BOARD OF DIRECTORS; OFFICERS

Section 2.1 The Certificate of Incorporation of New Company as in effect at the Effective Time shall be the Certificate of Incorporation of the Surviving Corporation.

Section 2.2 The Bylaws of New Company as in effect at the Effective Time shall be the Bylaws of the Surviving Corporation until the same shall thereafter be altered, amended or repealed in accordance with law, the Certificate of Incorporation of the Surviving Corporation or said Bylaws.

Section 2.3 From and after the Effective Time, the officers and directors of Surviving Corporation shall be the following individuals, each to serve in their respective capacities as the officers and directors of the Surviving Corporation until his respective successor shall have been duly elected and qualified:

(a)  Officers:
John K. Coors,
President and Chief Executive Officer
4585 McIntyre Street
Golden, Colorado  80403

Jeffrey Brines,
Vice President, Secretary and Chief
Financial Officer
4585 McIntyre Street
Golden, Colorado  80403

Jon Michael Davis,
Vice President and Chief Operating Officer
7812 East Acoma Drive
Scottsdale, Arizona  85260

Myron D. Anduri,
Vice President-Marketing and Sales
7812 East Acoma Drive
Scottsdale, Arizona  85260

Ronald Kennedi,
Vice President of Distribution
7812 East Acoma Drive
Scottsdale, Arizona  85260

Thomas P. Dyer
Vice President-Manufacturing and
Operations
7812 East Acoma Drive
Scottsdale, Arizona  85260

Michael Stern
Vice President-Utilities
7812 East Acoma Drive
Scottsdale, Arizona  85260

(b)  Directors:
John K. Coors
4585 McIntyre Street
Golden, Colorado  80403

Jed J. Burnham
4585 McIntyre Street
Golden, Colorado  80403

Norman E. Miller
4585 McIntyre Street
Golden, Colorado  80403

Joseph Coors, Jr.
4585 McIntyre Street
Golden, Colorado  80403

Gerritt J. Wolfaardt
4585 McIntyre Street
Golden, Colorado  80403

John Markle
4585 McIntyre Street
Golden, Colorado  80403

Section 2.4 The laws which are to govern the Surviving Corporation are the laws of the State of Delaware.

ARTICLE III
CONVERSION OF SHARES

Section 3.1 At the Effective Time, (a) each share of Old Company Common Stock issued and outstanding immediately prior to the Effective Time then held by each Old Company shareholder of record shall, by virtue of the Merger and without any action on the part of the holder thereof, be converted into one (1) share of New Company Common Stock, (b) each share of Old Series A Preferred Stock issued and outstanding immediately prior to the Effective Time then held by each Old Company Shareholder of record shall, by virtue of the Merger and without any action on the part of the holder thereof, be converted into one (1) share of New Series A Preferred Stock and (c) each share of Old Series AA Preferred Stock issued and outstanding immediately prior to the Effective Time then held by each Old Company Shareholder of record shall, by virtue of the Merger and without any action on the part of the holder thereof, be converted into one (1) share of New Series AA Preferred Stock.

Section 3.2 All agreements of any kind governing the Old Company Common Stock are adopted by New Company at the Effective Time and shall apply to and burden and benefit the New Company Common Stock.

(a) The Surviving Corporation hereby adopts and assumes the "Photocomm, Inc. Stock Option Plan as amended through January 19, 1996" (the "Plan"), subject to the following: from and after the Effective Time, the term "Stock" under the Plan shall mean authorized but unissued or reacquired common stock ($.10 par value) of the Surviving Corporation, and the number of shares available for usage under the Plan pursuant to Section 3 of the Plan shall be 2,895,000 shares of New Company Stock.

(b) The Surviving Corporation hereby adopts and assumes the "Photocomm, Inc. Non-Employee Directors Stock Option Plan" (the "Non-Employee Directors Plan"), subject to the following: from and after the Effective Time, the term "Stock" under the Non-Employee Plan shall mean authorized but unissued or reacquired common stock ($.10 par value) of the Surviving Corporation, and the number of shares available for usage under the Non-Employee Plan pursuant to Section 2 of the Non-Employee Plan shall be 100,000 shares of New Company Common Stock.

(c) The Surviving Corporation hereby adopts and assumes the "Photocomm, Inc. 1998 Stock Option and Incentive Plan" (the "1998 Plan"), subject to the following: from and after the Effective Time, the term "Stock" under the 1998 Plan shall mean authorized but unissued or reacquired common stock ($.10 par value) of the Surviving Corporation, and the number of shares available for usage under the 1998 Plan pursuant to Section 4 of the 1998 Plan shall be 1,305,828 shares of New Company Common Stock.

(d) All stock option grants by the Old Company under the Plan and Non-Employee Directors Plan are hereby assumed and adopted at the Effective Time and, pursuant to Sections 11 and 8 of the Plan and Non-Employee Plan, respectively, at the Effective Time each one (1) share of Old Company Common Stock subject to an outstanding option immediately prior to the Effective Time then held by each Old Company grantee of record shall, by virtue of the Merger and without any action on the part of the holder thereof, be converted into one (1) share of New Company Common Stock subject to such option, and the exercise price of each one
(1) share of New Company Common Stock shall be equal to the exercise price for one (1) share of Old Company Common Stock under the option. References to the "Corporation" or "Company" in the applicable option grant letter and the Plan shall be to the Surviving Corporation; and the terms and conditions of the option grant shall otherwise remain the same in all respects. Under no circumstances shall such options in New Company Common Stock give the holders of such options additional benefits which they did not have under the options granted by Old Company.

(e) All warrants for the purchase of Old Company Common Stock granted by the Old Company are hereby assumed and adopted at the Effective Time and, at the Effective Time, each one (1) share of Old Company Common Stock subject to an outstanding option or warrant immediately prior to the Effective Time shall, by virtue of the Merger and without any action on the part of the holder thereof, be converted into one (1) share of New Company Common Stock subject to such option or warrant, and the exercise price for one (1) share of Old Company Common Stock under the option or warrant. References to the "Corporation" or "Company" in the applicable option grant letter or warrant shall be to the Surviving Corporation; and the terms and conditions of the option grant or warrant shall otherwise remain the same in all respect. Under no circumstance shall such options or warrants in New Company Common Stock give the holders of such options or warrants additional benefits which they did not have under the options or warrants granted by Old Company.

(f) All warrants for the purchase of Old Company Preferred Stock granted by the Old Company are hereby assumed and adopted at the Effective Time and, at the Effective Time, each one (1) share of Old Company Preferred Stock subject to an outstanding warrant immediately prior to the Effective Time shall, by virtue of the Merger and without any action on the part of the holder thereof, be converted into one (1) share of New Company Preferred Stock subject to such warrant, and the exercise price for each one (1) share of New Company Preferred Stock shall be equal to the exercise price fore one (1) share of Old Company Preferred Stock under the warrant. References to the "Corporation" or "Company" in the applicable warrant shall be to the Surviving Corporation; and the terms and conditions of the warrant shall otherwise remain the same in all respects. Under no circumstance shall such warrants in New Company Preferred Stock give the holders of such warrants additional benefits which they did not have under the warrants granted by Old Company.

Section 3.3 Within a reasonable time after the Effective Time, each holder of Old Company Common Stock prior to the Merger shall surrender to the Surviving Corporation each certificate (the "Certificates") representing such Old Company Common Stock prior to the Merger and shall receive in exchange therefor a certificate or certificates representing the shares of stock of the Surviving Corporation into which such Old Company Common Stock shall have been converted. Except as otherwise provided by law, at and after the Effective Time, each holder of a Certificate shall cease to have any rights as a shareholder of Old Company, except for the rights to surrender such Certificate in exchange for shares of stock of the Surviving Corporation as provided herein.

ARTICLE IV
PROCEDURE TO EFFECT MERGER

Section 4.1 The term "Effective Time" as used herein shall mean the time on the day on which this Agreement shall become effective in accordance with the laws of the State of Delaware. Each of the Constituent Corporations hereby agrees to do promptly all of such acts, and to take promptly all such measures as may be appropriate to enable it to perform as early as practicable the covenants and agreements herein provided to be performed by it.

Section 4.2 This Agreement may be terminated by the mutual consent of the Boards of Directors of the Constituent Corporations whether before or after approval of this Agreement by the stockholders of Old Company.

Section 4.3 A copy of this Agreement or a Certificate of Merger with respect thereto shall be filed in the office of the Secretary of State of the State of Delaware and in the office of the Corporation Commission of the State of Arizona. Duplicate copies of this Agreement, certified by the appropriate authorities, if necessary or desirable, shall be filed or recorded in such other offices or places as shall be required by the laws of the State of Delaware and the State of Arizona.

ARTICLE V
MISCELLANEOUS

Section 5.1 This Agreement may be executed in several counterparts each of which shall be deemed an original but all of which counterparts collectively shall constitute one instrument representing the agreement between the parties hereto.

Section 5.2 Except as otherwise provided in this Agreement, nothing herein expressed or implied is intended or shall be construed to confer upon or give any person, firm or corporation, other than the Constituent Corporations or their respective successors and assigns, any rights or remedies under or by reason of this Agreement.

Section 5.3 This Agreement and legal relations between the parties hereto shall be governed by and construed in accordance with the laws of the State of Delaware.

IN WITNESS WHEREOF, each of the Constituent Corporations has caused this Agreement and Plan of Merger to be signed in its corporate name by its duly authorized officers all as of the date first above written.
PHOTOCOMM, INC., an Arizona Corporation



By:
     John K. Coors, President and CEO


ATTEST:


By:
     Name:  Jeffrey C. Brines
     Title:  Secretary



GOLDEN GENESIS COMPANY, a Delaware corporation



By:
     John K. Coors, President and CEO


ATTEST:



By:
     Name:  Jeffrey C. Brines
     Title:  Secretary

I, Jeffrey C. Brines, Secretary of Golden Genesis Company, a corporation organized and existing under the laws of the State of Delaware, hereby certify, as such secretary, that the Agreement and Plan of Merger to which this certificate is attached, after having first being duly signed on behalf of the said corporation and having been signed on behalf of Photocomm, Inc., a corporation of the State of Arizona, was duly adopted pursuant to Section 251(f) of the Delaware General Corporation Law, incorporated by reference in Section 252(e) of the Delaware General Corporation Law, without any vote of the stockholders of the surviving corporation; and that no shares of the corporation were issued prior to the adoption by the Board of Directors of the surviving corporation of the resolution approving the Agreement and Plan of Merger, and that Section 251(f) of the Delaware General Corporation Law, incorporated by reference in Section 252(e) of the Delaware General Corporation Law, is applicable; and that the Agreement and Plan of Merger was adopted by action of the Board of Directors of said Golden Genesis Company, a Delaware corporation, and is the duly adopted agreement and act of the said corporation.
     WITNESS my hand on this 9th day of June, 1998.



  /s/ Jeffrey C. Brines
Jeffrey C. Brines, Secretary

Exhibit 10.3

ARTICLES OF MERGER OF
PHOTOCOMM, INC., AN ARIZONA CORPORATION,
INTO
GOLDEN GENESIS COMPANY, A DELAWARE CORPORATION



Pursuant to A.R.S. 10-1105(A), the undersigned corporations, by and through the undersigned officers, hereby set forth the following Articles of Merger:

1. Names of Parties. The parties to the merger herein described are PHOTOCOMM, INC., an Arizona corporation ("Disappearing Corporation") and GOLDEN GENESIS COMPANY, a Delaware corporation ("GGC").

2. Surviving Corporation. GGC is the surviving corporation. The principal place of business of GGC is 7681 East Gray Street, Scottsdale, Arizona 85260. The statutory agent of GGC is The Corporation Trust Company, 1209 Orange Street, Wilmington, Delaware 19801.

3. Plan of Merger. The Agreement and Plan of Merger ("Plan of Merger") is set forth on Exhibit A attached hereto and is incorporated herein by this reference.

4. Outstanding Shares. The designation, number of outstanding shares and number of votes entitled to be cast by each voting group entitled to vote on the Plan of Merger was as follows:


                            Common Stock Outstanding
                                Entitled to Vote
Disappearing Corporation           16,749,681
GGC                                   -0-

5. Approvals. 12,505,488 outstanding shares of Common Stock of Disappearing Corporation were voted in favor of the Plan of Merger. The number of votes cast in favor of the Plan of Merger by the holders of outstanding shares of Common Stock entitled to vote was sufficient for approval by such class. There are no shareholders of GGC.

IN WITNESS WHEREOF, the undersigned have hereunto set their hands as of the 9th day of June, 1998.

PHOTOCOMM, INC., an Arizona corporation



By:    /s/ John K. Coors
     Name:  John K. Coors
     Title:  President and Chief Executive Officer



GOLDEN GENESIS COMPANY, a Delaware
    corporation



By:    /s/ John K. Coors
     Name:  John K. Coors
     Title:  President and Chief Executive Officer

Exhibit 10.4

CERTIFICATE OF MERGER
OF
PHOTOCOMM, INC.,
AN ARIZONA CORPORATION,
INTO
GOLDEN GENESIS COMPANY,
A DELAWARE CORPORATION



The undersigned corporation DOES HEREBY CERTIFY:

1. That the name and state of incorporation of each of the constituent corporations of the merger are as follows:

Name of Corporation State of Incorporation
Photocomm, Inc.                Arizona
Golden Genesis Company         Delaware

2. That an Agreement and Plan of Merger between the parties to the merger has been approved, adopted, certified, executed and acknowledged by each of the constituent corporations in accordance with the requirements of Section 252 of the Delaware General Corporation Law.

3. That the name of the surviving corporation of the merger is Golden Genesis Company, a Delaware corporation.

4. That the Certificate of Incorporation and Bylaws of Golden Genesis Company, which is the surviving corporation of the merger, shall be the Certificate of Incorporation and Bylaws of the surviving corporation.

5. That the executed Agreement and Plan of Merger is on file at the principal place of business of the surviving corporation, the address of which is 7812 East Acoma Drive, Scottsdale, Arizona 85260.

6. That a copy of the Agreement and Plan of Merger will be furnished by the surviving corporation, on request and without cost, to any stockholder of any constituent corporation of the merger.

7. That the authorized capital stock of each foreign corporation which is a party of the merger is as follows:


Corporation        Class        Number of Shares     Par Value per Share or
                                                     Statement that Shares are
                                                     Without Par Value

Photocomm, Inc.    Common         25,000,000            $.10
                   Preferred       5,000,000            $.001

Designated Classes of Authorized Preferred:
           Series A Convertible      125,000            $.001
           Series AA Convertible     200,000            $.001

IN WITNESS WHEREOF, GOLDEN GENESIS COMPANY has caused this Certificate of Merger to be executed by its duly authorized officer on this 10th day of June, 1998.

GOLDEN GENESIS COMPANY,
a Delaware corporation



By:    /s/ John K. Coors
     Name:  John K. Coors
     Title:  President and Chief Executive Officer

Exhibit 10.5

SHARE PURCHASE AGREEMENT
Dated as of July 21, 1998
By and Among
Golden Genesis Company
and
Remote Power, Inc.
and
Its Shareholders

TABLE OF CONTENTS
                                                                      Page
ARTICLE I DEFINITIONS
Section 1.1 Certain Definitions.
Section 1.2 Terms Generally
ARTICLE II PURCHASE AND SALE OF STOCK
Section 2.1 Transfer of Stock
Section 2.2 Purchase Price
Section 2.3 Golden Genesis Stock
Section 2.4 Limitation on Indebtedness and Transaction Costs
Section 2.5 Procedures
ARTICLE III REPRESENTATIONS AND WARRANTIES OF THE
    COMPANY AND THE SHAREHOLDERS
Section 3.1 Corporate Organization
Section 3.2 Ownership of Shares
Section 3.3 Authorization, Etc.
Section 3.4 No Approvals or Conflicts
Section 3.5 Capital Stock
Section 3.6 Financial Statements
Section 3.7 Indebtedness
Section 3.8 Legal Compliance
Section 3.9 Litigation
Section 3.10 Judgments, Etc.
Section 3.11 Changes
Section 3.12 Taxes
Section 3.13 Employee Matters
Section 3.14 Labor
Section 3.15 Title to Properties; Encumbrances
Section 3.16 Entire Business
Section 3.17 Leases
Section 3.18 Condition of Assets
Section 3.19 Intellectual Property
Section 3.20 Insurance
Section 3.21 Customers
Section 3.22 Certain Environmental Matters
Section 3.23 Contracts
Section 3.24 Full Disclosure
Section 3.25 No Brokers' or Other Fees
Section 3.26 Representations and Warranties Generally
ARTICLE IV
Section 4.1 Organization
Section 4.2 Authorization, Etc.
Section 4.3 No Approvals or Conflicts
Section 4.4 Purchase for Investment.
Section 4.5 Status of Purchaser.
Section 4.6 Purchase Price.
ARTICLE V COVENANTS OF THE PARTIES
Section 5.1 General.
Section 5.2 Litigation Support.
Section 5.3 Tax Matters.
Section 5.4 Public Announcements.
Section 5.5 Employees.
Section 5.6 Consulting Agreement.
Section 5.8 Acknowledgment of Restricted Nature of Golden
       Genesis Stock
Section 5.9 Rule 144 Information
ARTICLE IV CONDITIONS OF PURCHASER'S OBLIGATIONS TO CLOSE
Section 6.1 Representations and Warranties True.
Section 6.2 Performance.
Section 6.3 No Material Change.
Section 6.4 Company Certificate.
Section 6.5 No Injunction.
Section 6.6 Opinions of Counsel.
Section 6.7 Purchaser Board Approval.
Section 6.8 Shareholder Approval; Approval of Board of Directors of the Company.
Section 6.9 Shareholder Action.
Section 6.10 Security Agreement
Section 6.11Solarex Consent
ARTICLE VII CONDITIONS OF THE COMPANY'S AND THE SHAREHOLDERS'
    OBLIGATIONS TO CLOSE
Section 7.1 Representations and Warranties True.
Section 7.2 Performance.
Section 7.3 Purchaser Certificate.
Section 7.4 No Injunction.
Section 7.5 Legal Opinion.
Section 7.6 Shareholder Action.
Section 7.7 Consulting Agreement.
ARTICLE VIII DELIVERIES OF THE COMPANY AND THE SHAREHOLDERS
Section 8.1 Stock Certificates.
Section 8.2 Resignations.
Section 8.3 Letters to Banks.
Section 8.4 Company Certificate.
Section 8.5 Consents.
Section 8.6 Good Standing Certificates.
Section 8.7 Secretary's Certificate.
Section 8.8 Consulting Agreement.
Section 8.9 Legal Opinion.
Section 8.10 Buy-Sell Agreement
Section 8.11 Security Agreements
Section 8.12 Solarex Non-Exclusive Distributor
       Agreement Deliveries
Section 8.13 Other Deliveries
ARTICLE IX DELIVERIES OF PURCHASER ON THE CLOSING DATE
Section 9.1 Payments.
Section 9.2 Secretary's Certificate.
Section 9.3 Purchaser Certificate.
Section 9.4 Legal Opinion.
Section 9.6 Other Deliveries.
ARTICLE X INDEMNIFICATION
Section 10.1 Indemnification by the Shareholders.
Section 10.2 Indemnification by Purchaser.
Section 10.3 Procedures for Third-Party Claims.
Section 10.4 Direct Claims.
Section 10.5 Limitations of Indemnification Obligations.
Section 10.6 Survival of Representations, Warranties and
       Covenants.
ARTICLE XI MISCELLANEOUS
Section 11.1 Consent and Waiver - Shareholders.
Section 11.2 Consent and Waiver - Purchaser.
Section 11.3 Entire Agreement.
Section 11.4 Amendments.
Section 11.5 Taxes, Fees and Expenses.
Section 11.6 Governing Law; Consent to Jurisdiction.
Section 11.7 Representation by Counsel.
Section 11.8 Benefit of Parties; Assignment.
Section 11.9 Expenses.
Section 11.10 Counterparts.
Section 11.11 Headings.
Section 11.12 Notices.
Section 11.13 Resolution of Disputes.
Section 11.14 Specific Performance.


SHARE PURCHASE AGREEMENT
     This SHARE PURCHASE AGREEMENT (this "Agreement"), dated as of July 21,
1998 is entered into by and among GOLDEN GENESIS COMPANY, a Delaware corporation ("Purchaser"), REMOTE POWER, INC., a Colorado corporation (the "Company"), and the shareholders of the Company set forth on the signature pages hereto (such shareholders being hereafter individually referred to as "Shareholder" and collectively referred as the "Shareholders").

RECITALS

A. The Shareholders own (beneficially or of record or both) all of the issued and outstanding capital stock of the Company, consisting of 3,460 shares of common stock, no par value (the "Shares").

B. Purchaser desires to purchase and the Shareholders desire to sell all of the Shares upon the terms and conditions set forth herein.

C. The Boards of Directors of Purchaser and the Company deem it advisable and in the best interests of their stockholders and shareholders, respectively, that Purchaser acquire the Company.

D. Annex I to this Agreement sets forth the number of Shares owned by each Shareholder and the amount of consideration to be received by each Shareholder in payment of the Purchase Price (as defined below) for each such Shareholder with respect to all Shares owned by such Shareholder,

AGREEMENT
NOW, THEREFORE, in consideration of the foregoing and the respective representations, warranties, covenants and agreements set forth herein, the parties hereto agree as follows:

ARTICLE I

DEFINITIONS
Section 1.1 Certain Definitions. As used in this Agreement, the following terms shall have the meanings set forth or as referenced below:

"Actions" shall mean any litigation and proceedings of any nature, whether at law or in equity, before any court, arbitrator, arbitration panel or Governmental Authority.

"Affiliate" of a Person shall mean any Person which, directly or indirectly, controls, is controlled by or is under common control with such Person.

"Balance Sheet Date" shall mean June 31, 1998.

"Benefit Plans" shall have the meaning set forth in Section 3.13(c).

"Business Day" shall mean any day except a Saturday, Sunday or a day on which banking institutions in Denver, Colorado are obligated by law, regulation or governmental order to close.

"Closing" shall mean the closing of the transactions contemplated hereby, which shall take place at the offices of Purchaser's counsel, Hogan & Hartson, One Tabor Center, 1200 Seventeenth Street, Suite 1500, Denver, Colorado 80202, on the Closing Date commencing at 10:00 A.M. local time, or at such other time or place as the parties may agree upon in writing and shall be effective as of 12:01 A.M. on the Closing Date.

"Closing Date" shall mean July 21, 1998, or such other date as the Company and Purchaser shall agree in writing.

"Code" shall mean the Internal Revenue Code of 1986, as amended.

"Company" shall mean Remote Power, Inc., a Colorado corporation.

"Confidentiality Agreement" shall mean the Confidentiality Agreement between the parties dated May 13, 1998.

"Consulting Agreement" shall have the meaning set forth in Section 5.2.

"Contracts" shall mean all contracts, agreements, indentures, licenses, leases, commitments, arrangements, sales orders and purchase orders of every kind, whether written or oral.

"CPR" shall have the meaning set forth in Section 11.12(c).

"CPR Model Rules" shall have the meaning set forth in Section 11.12(c).

"Damages" shall mean, collectively, losses, Liabilities, Liens, costs, damages, claims and expenses (including reasonable fees and disbursements of counsel, consultants or experts and expenses of investigation), and, without limiting the generality of the foregoing, with regard to environmental matters shall also include specifically response costs, corrective action costs, natural resource damages, costs to comply with orders or injunctions, damages or awards for property damage or personal injury, fines, penalties and costs for testing, remediation or cleanup costs, including those related to administrative review of site remediation.

"Direct Claim" shall have the meaning set forth in Section 10.4.

"Disclosure Schedule" shall mean the disclosure schedule delivered to Purchaser by the Company and the Shareholders on or prior to the date of this Agreement.

"Dispute" shall have the meaning set forth in Section 11.12(a).

"Dollars" and "$" shall mean United States dollars.

"Employment Laws" shall mean all federal, state, local and municipal Laws in effect at or prior to Closing relating to employees, dependent contractors and independent contractors and their employment, or rendition of services, including but not limited to taxation, health, labor, labor/management relations, occupational health and safety, pay equity, employment equity or discrimination, employment standards, benefits and workers' compensation.

"Environment" shall mean the environment or natural environment as defined in any Environmental Laws, including, without limitation, ambient air, surface water, groundwater, land surface or subsurface strata and any sewer system.

"Environmental Claim" shall mean any litigation, proceeding, investigation, prosecution, order, citation, directive or notice (written or oral) by any Person alleging potential liability for Damages arising out of, based on or resulting from (a) the presence, or release or threatened release into the environment, of any Hazardous Material at any location, whether or not owned or operated by the Company or (b) circumstances forming the basis of any violation, or alleged violation, of any Environmental Law or Damages thereunder.

"Environmental Laws" shall mean all federal, state, local and municipal Laws in existence, enacted or in effect at or prior to Closing relating to pollution or protection of public health and safety, the workplace and the Environment, including, without limitation, Laws relating to emissions, discharges, releases or threatened releases of Hazardous Materials or otherwise relating to the generation, manufacture, processing, distribution, use, treatment, storage, disposal, transport, labeling, advertising, sale, display or handling of Hazardous Materials.

"Environmental Liabilities" shall mean Damages relating to or arising in anyway from Environmental Laws or Environmental Claims, or both.

"ERISA" shall mean the Employee Retirement Income Security Act of 1974, as amended, and the rules and regulations promulgated thereunder.

"Exchange Act" shall mean the Securities Exchange Act of 1934, as amended, and the rules and regulations promulgated thereunder.

"Financial Statements" shall have the meaning set forth in Section 3.6.

"Golden Genesis Stock" shall have the meaning set forth in Section 2.2.

"Governmental Authority" shall mean any agency, public or regulatory authority, instrumentality, department, commission, court, ministry, tribunal or board of any government, whether foreign or domestic and whether national, federal, provincial, state, regional, local or municipal.

"Hazardous Materials" shall mean those materials that are regulated by or form the basis of liability under Environmental Laws and includes, without limitation, (i) all substances identified under any Environmental Law as a pollutant, contaminant, hazardous substance, liquid, industrial or solid or hazardous waste, hazardous material or toxic substance, dangerous substance or dangerous good, (ii) petroleum or petroleum derived substance or waste, (iii) asbestos or asbestos-containing material, (iv) PCBs or PCB-containing materials or fluids, (v) any other substance with respect to which a Governmental Authority may require environmental investigation or remediation and (vi) any radioactive material or substance.

"Indemnifying Party" shall mean any Person or Persons required to provide indemnification under this Agreement.

"Indemnitee" shall mean any Person or Persons entitled to indemnification under this Agreement.

"Insurance Policies" shall have the meaning set forth in Section 3.20.

"Investigation" shall mean any investigation of any nature before any Governmental Authority.

"Laws" shall mean statutes, common laws, rules, ordinances, regulations, codes, licensing requirements, orders, judgments, injunctions, decrees, licenses, permits and bylaws of a Governmental Authority.

"Liabilities" shall mean debts, liabilities, commitments, obligations, duties and responsibilities of any kind and description, whether absolute or contingent, monetary or nonmonetary, direct or indirect, known or unknown or matured or unmatured, or of any other nature.

"Lien" shall mean any security interest, lien, mortgage, claim, charge, pledge, restriction, equitable interest or encumbrance of any nature and in the case of securities any put, call or similar right of a third party with respect to such securities.

"Material Adverse Effect" shall mean, with respect to the same or any similar events, acts, conditions or occurrences, whether individually or in the aggregate, a material adverse effect on or change in (a) any of the business, condition (financial or otherwise), operations, assets or liabilities of the Company taken as a whole, (b) the legality or enforceability against the Shareholders of this Agreement or (c) the ability of any Shareholder to perform its obligations and to consummate the transactions under this Agreement. For purposes of clause (a) of this definition and without limiting the generality of the foregoing, an effect or change with respect to the same or any similar event(s), act(s), condition(s) or occurrence(s) individually or in the aggregate with respect to which the Company would reasonably be expected to have $20,000 in the aggregate or more in Damages being asserted against, imposed upon or sustained by any of them shall constitute a "material adverse" effect or change.

"Maximum Indemnification Amount" shall have the meaning set forth in Section 10.5(b).

"Notice of Settlement" shall have the meaning set forth in Section 10.3(c).

"Notice to Contest" shall have the meaning set forth in Section 10.3(c).

"Notice to Defend" shall have the meaning set forth in Section 10.3(a).

"Outstanding Debt Obligations" shall have the meaning set forth in Section 3.7.

"Person" shall mean any natural person, corporation, business trust, joint venture, association, company, firm, partnership or other entity or government or Governmental Authority.

"Proprietary Right" shall mean any trade name, trademark, service mark, patent, copyright, proprietary technology, know how, process and industrial design, and any application for any of the foregoing.

"Purchase Price" shall have the meaning set forth in Section 2.2.

"Purchaser" shall mean Golden Genesis Company, a Delaware corporation.

"Purchaser Indemnitee" shall have the meaning set forth in Section 10.1.

"Returns" shall mean all returns, declarations, reports, forms, estimates, information returns, statements or other documents (including any related or supporting information) filed or required to be filed with or supplied to any Governmental Authority in connection with any Taxes.

"Shareholders" shall mean the Persons set forth as such on the signature pages to this Agreement.

"Shareholder Indemnitee" shall have the meaning set forth in Section 10.2.

"Shares" shall have the meaning set forth in Recital A hereto.

"Subsidiary" shall mean any corporation or other entity of which securities or other ownership interests having ordinary voting power to elect a majority of the board of directors or other persons performing similar functions are at the time directly or indirectly owned by the Company.

"Taxes" shall mean all taxes, charges, fees, duties, levies, penalties or other assessments, including, without limitation, income, gross receipts, excise, real and personal property, sales, transfer, license, payroll, withholding, social security, franchise, unemployment insurance, workers' compensation, employer health tax or other taxes, imposed by any Governmental Authority and shall include any interest, penalties or additions to tax attributable to any of the foregoing.

"Third Party Claim" shall have the meaning set forth in Section 10.3(a).
Section 1.2 Terms Generally. The definitions in Section 1.1 shall apply equally to both the singular and plural forms of the terms defined. Whenever the context may require, any pronoun shall include the corresponding masculine, feminine and neuter forms. The words "include," "includes" and "including" shall be deemed to be followed by the phrase "without limitation" even if not followed actually by such phrase unless the context expressly provides otherwise. With respect to any particular representation contained in this Agreement, "knowledge" when used to apply to the "knowledge" of the Company or the "knowledge" of any of the Shareholders, shall be deemed to be followed by the phrase "after due inquiry" and shall mean the actual knowledge or conscious awareness after reasonable due inquiry of the Shareholders and any employee of the Company with managerial or substantial responsibility for the subject matter of such representation. All references herein to Articles, Sections, paragraphs and Annexes, Exhibits and Schedules shall be deemed references to this Agreement unless the context shall otherwise require. Unless otherwise expressly defined, terms defined in the Agreement shall have the same meanings when used in any Annex, Exhibit or Schedule and terms defined in any Annex, Exhibit or Schedule shall have the same meanings when used in the Agreement or in any other Annex, Exhibit or Schedule. The words "herein," "hereof," "hereto" and "hereunder" and other words of similar import refer to this Agreement as a whole and not to any particular provision of this Agreement.

ARTICLE II
PURCHASE AND SALE OF STOCK

Section 2.1 Transfer of Stock. On the Closing Date and subject to the terms and conditions set forth in this Agreement, the Shareholders will sell, convey, assign, transfer and deliver all of the issued and outstanding Shares to Purchaser, free and clear of all Liens, in accordance with Annex I.

Section 2.2 Purchase Price. Subject to Section 2.2 below, the total consideration (the "Purchase Price") to be paid by Purchaser to Shareholders for the Shares shall be (a) ONE HUNDRED THOUSAND DOLLARS ($100,000) in cash, and (b) ONE HUNDRED FIFTY THOUSAND (150,000) shares of common stock, par value $.10 per share, of Purchaser (the "Golden Genesis Stock"). At Closing each Shareholder shall be paid in the manner specified in Section 9.1 such Shareholder's respective portion of the aggregate Purchase Price as specified on Annex I.

Section 2.3 Golden Genesis Stock. The Golden Genesis Stock to be issued pursuant to this Agreement shall not be registered under federal or state securities laws and the certificates representing shares of Golden Genesis Stock so issued shall bear a restrictive legend prohibiting their transfer except pursuant to an effective registration or on exemption therefrom. Purchaser, upon written request of a Shareholder, shall use its best efforts to cause such restrictive legend placed on certificates representing Golden Genesis Stock to be removed in accordance with the terms and provisions of Rule 144 of the Securities Act of 1933, as amended; provided, however, that such Shareholder must submit all necessary representation certificates in order for Purchaser to provide an opinion to its transfer agent. The Golden Genesis Stock will be held by Purchaser as collateral security for the Shareholders' obligations as provided in Section 10.5(g) below.

Section 2.4 Limitation on Indebtedness and Transaction Costs. At the Closing the Purchaser shall assume and pay outstanding long-term indebtedness of the Company in the aggregate amount of $81,500. The Company shall have paid or shall have available cash at Closing to pay the outstanding interest on the foregoing indebtedness and all outstanding long-term indebtedness of the Company in excess of $81,500. At Closing, the Company's aggregate short-term indebtedness shall not exceed $300,000. If and to the extent any of the foregoing limitations is exceeded, the Purchase Price shall be reduced by the amount of the aggregate excesses. The reduction of the Purchase Price shall be accomplished by reducing the aggregate number of shares of Golden Genesis Stock which is conveyed to the Shareholders based on the average closing bid price of Golden Genesis Stock on the five (5) Business Days immediately prior to the date of Closing. In addition, at the Closing, the Purchaser shall assume and pay all transaction costs of the Company related to the transactions contemplated by this Agreement up to an aggregate amount not to exceed $18,500 and the Shareholders shall assume and pay all of their costs and costs of the Company related to the transactions contemplated by this Agreement above $18,500.

Section 2.5 Procedures. At least one Business Day prior to the Closing Date, Purchaser shall deliver a closing statement to the Company (and the Company shall deliver a copy of the same to each other Shareholder) confirming the final amount of cash and Golden Genesis Stock to be paid at Closing by Purchaser as the Purchase Price. On the Closing Date, upon satisfaction of the terms and conditions set forth herein, the respective portion of the aggregate Purchase Price shall be paid to each Shareholder in accordance with Annex I and such closing statement.

ARTICLE III
REPRESENTATIONS AND WARRANTIES OF THE COMPANY AND THE SHAREHOLDERS

The Company and each of the Shareholders represents and warrants to Purchaser as follows:

Section 3.1 Corporate Organization. The Company is a corporation duly organized, validly existing and in good standing under the laws of the State of Colorado. The Company has no Subsidiaries and does not have an ownership interest in any Person. The Company is not qualified to do business in any jurisdictions outside of Colorado. The Company has the power and authority (corporate and otherwise) to own, lease and operate its respective properties and assets and to carry on its business as now being conducted and is duly qualified or licensed to do business as a foreign corporation in good standing in the jurisdictions in which the ownership, lease or operation of its property or the conduct of its business requires such qualification, except jurisdictions in which the failure to be so qualified or licensed would not reasonably be expected to have a Material Adverse Effect. The Company has delivered to Purchaser complete and correct copies of the charter documents and all amendments thereto to the date hereof of the Company.

Section 3.2 Ownership of Shares. The Shares are owned by the Shareholders free and clear of all Liens, other than any restrictions imposed by federal and state securities laws. Annex I sets forth the name of each Person owning Shares and the amount of Shares owned by such Person. Other than the Shares held by the Shareholders, all of which are set forth and accounted for in Annex I, there are no Shares of the Company issued or outstanding. Upon the consummation of the transactions contemplated hereby, Purchaser will acquire good title to the Shares that Purchaser purchases free and clear of all Liens, other than the restrictions on subsequent transfers imposed by federal and state securities laws. Each Shareholder makes the foregoing representations and warranties only as to his or her own Shares, but makes such representations and warranties without qualification.

Section 3.3 Authorization, Etc.. The Company and each of the Shareholders has full power and authority to execute, deliver and perform its obligations under this Agreement and the documents and instruments contemplated hereby and to carry out the transactions contemplated hereby and thereby. The Company and each of the Shareholders have duly approved and authorized the execution and delivery of this Agreement and the documents and instruments contemplated hereby and the consummation of the transactions contemplated hereby and thereby, and no other corporate proceedings or other actions on the part of the Company or any of the Shareholders are necessary to approve and authorize the execution, delivery and performance by the Company and each of the Shareholders of this Agreement and the documents and instruments contemplated hereby or the consummation by the Company and the Shareholders of the transactions contemplated hereby or thereby. This Agreement constitutes a legal, valid and binding agreement of the Company and each of the Shareholders, enforceable against the Company and each of the Shareholders in accordance with its terms, except as enforcement hereof may be limited by equitable principles and by bankruptcy, insolvency, reorganization, moratorium or other similar laws now or hereafter in effect relating to creditors' rights generally.

Section 3.4 No Approvals or Conflicts. Except as set forth in Section 3.4 of the Disclosure Schedule attached to this Agreement (the "Disclosure Schedule") and except in the case of clauses (b), (c) and (d) below that would not reasonably be expected to have a Material Adverse Effect, neither the execution, delivery or performance by the Company and the Shareholders of this Agreement nor the consummation by the Company and the Shareholders of the transactions contemplated hereby will (a) violate, conflict with or result in a breach of any provision of the articles of incorporation, bylaws or other organizational documents of the Company, (b) violate, conflict with or result in a breach of any provision of, or constitute (with or without notice or lapse of time or both) a default (or give rise to any right of termination, cancellation or acceleration) under, or result in the termination of, or accelerate or alter in any material way the performance required by or result in the creation of or give any party the right to create any Lien on any of the assets or properties of the Company under, any note, bond, mortgage, loan agreement, deed of trust, license, franchise, permit or other instrument or Contract to which any of the Company, the Shareholders or any of their respective properties may be bound,
(c) violate any Law applicable to any of the Company, the Shareholders or any of their respective assets or properties, or (d) require any consent, approval or authorization of, or notice to, or declaration, filing or registration with, any Governmental Authority or other third party in connection with the execution, delivery and performance of this Agreement by the Shareholders or to enable the Company to continue to conduct its business and operations immediately after the Closing Date in the same manner in which they are presently conducted.

Section 3.5 Capital Stock. As of the date hereof, the authorized capital stock of the Company consists of (a) 50,000 shares of common stock, no par value of which 3,460 Shares are issued and outstanding and owned by the Shareholders, and (b) 50,000 shares of preferred stock, no par value, of which no shares are issued and outstanding. There are no subscriptions, options, warrants, calls, rights, contracts, commitments, understandings, restrictions or arrangements relating to the issuance, sale, transfer or voting of any Shares, including any rights of conversion or exchange under any outstanding securities or other instruments. All outstanding Shares have been validly issued and are fully paid, nonassessable and free of preemptive or similar rights.

Section 3.6 Financial Statements. The Company has delivered to Purchaser the unaudited balance sheets of the Company as of December 31, 1996, December 31, 1997 and May 31, 1998, and related statements of income for the years ended December 31, 1996 and December, 31, 1997 and the six months ended June 31, 1998 (collectively referred to herein as the "Financial Statements"). The Financial Statements are in accordance with the books and records of the Company, fairly present the financial position of the Company and its results of operations as of and for the periods indicated and, to the knowledge of the Shareholders, have been prepared in accordance with sound accounting principles consistently applied. Except as set forth in Section 3.6 of the Disclosure Schedule and as disclosed in the Financial Statements, the Company does not have any Liabilities, whether or not of a nature required to be reflected or reserved against on a balance sheet in accordance with sound accounting principles, except for Liabilities incurred by the Company in the ordinary course of business consistent with past practice that individually or in the aggregate would not have a Material Adverse Effect.

Section 3.7 Indebtedness. As of the date hereof, except the obligations (the "Outstanding Debt Obligations") of the Company set forth in Section 3.7 of the Disclosure Schedule, the Company has no outstanding indebtedness for borrowed money or long term capital leases.

Section 3.8 Legal Compliance. Except as set forth in Section 3.8 of the Disclosure Schedule, the Company has complied and is in compliance with all Laws applicable to the Company and their business except where the failure to be in compliance would not reasonably be expected to have a Material Adverse Effect. The Company holds all material licenses, permits and other authorizations of Governmental Authorities necessary to conduct its business as now being conducted or to continue to conduct its business as now being conducted.
Neither the Company nor the Shareholders have knowledge of or intention to make any changes in the conduct of its business that will result in or cause the Company to be in noncompliance with applicable Laws or that will require changes in or a loss of any such licenses, permits or other authorizations or an increase in any expenses related thereto except where such noncompliance, change, loss or increase would not reasonably be expected to have a Material Adverse Effect. Such licenses, permits and other authorizations as aforesaid held by the Company are valid and in full force and effect, and there are no (a) Actions pending, or to the knowledge of the Company or the Shareholders, threatened or (b) Investigations to the knowledge of the Company or the Shareholders pending or threatened that could result in the termination, impairment or nonrenewal thereof which would have a Material Adverse Effect.

Section 3.9 Litigation. There are no (i) Actions pending or, to the Company's or the Shareholders' knowledge, threatened or (ii) Investigations to the knowledge of the Company or the Shareholders pending or threatened against, relating to or involving the Company (or any of its officers or directors in connection with the business and affairs of the Company) or any properties or rights of the Company (x) in which there is a reasonable possibility of an adverse determination that would reasonably be expected to have a Material Adverse Effect, or (y) that questions or challenges the validity of this Agreement or any action taken or to be taken by the Shareholders pursuant to this Agreement. There is no Action pending or, to the knowledge of the Shareholders, threatened against or involving the Shareholders in their capacity as shareholders, officers or directors of the Company.

Section 3.10 Judgments, Etc.. The Company is not (a) subject to any judgment, injunction, order or decree of a Governmental Authority that has had or continues to have or would reasonably be expected to have a Material Adverse Effect or (b) in default of any judgment, injunction, order or decree of a Governmental Authority.

Section 3.11 Changes. Since the Balance Sheet Date, except as disclosed in Section 3.11 of the Disclosure Schedule: (a) the business of the Company has been conducted only in the ordinary course, consistent with past practice and consistent with the terms and conditions of this Agreement and no unusual cash payments or bonuses have been made or agreed to be made inconsistent with past practice; (b) there has been no direct or indirect redemption, purchase or other acquisition by the Company of any shares of its capital stock; (c) there has not been any declaration, setting aside or payment of any dividend or other distribution by the Company other than cash management procedures in the ordinary course of business consistent with past practice; and (d) there has been no Material Adverse Effect or change in any of the business, condition (financial or otherwise), operations, assets or liabilities of the Company.

Section 3.12 Taxes. (a) The Company has (i) timely filed or will timely file with the appropriate federal, state and local taxing authorities all Returns required to be filed by or with respect to the Company prior to Closing, and such Returns when filed are or will be correct and complete in all material respects and (ii) timely paid or will timely pay or made or will make provision for in the appropriate financial statements all material Taxes of the Company shown to be due on such Returns. There are no Liens for Taxes upon the assets of the Company except liens for current Taxes not yet due or Taxes being contested in good faith by appropriate proceedings and in each case where such Lien would not reasonably be expected to have a Material Adverse Effect.
Neither the Company nor the Shareholders has received any written notice of deficiency or assessment from any taxing Governmental Authority with respect to liabilities for Taxes of the Company which have not been paid or finally settled.

(b) The Company does not have any Liability for the payment of Taxes, except such as are recorded in the Financial Statements or such Taxes not yet due as have arisen since the Balance Sheet Date and for which adequate provision in the accounts of the Company has been made, and the Company is not in arrears with respect to any required withholdings or installment payments of any Tax and have not filed any waiver or extension of the applicable statute of limitations for assessment of Taxes for a taxation year under the Code or any state income or franchise tax law or any other legislation imposing tax on the Company.

Section 3.13   Employee Matters.

(a) The Company is not a party to any employment contract or contracts requiring payment of more than $5,000 per annum to which the Company is a party with dependent and independent contractors. The Company does not have any contract requiring payment of more than $5,000 per annum with any dependent or independent contractor, whether written or oral, except such contracts terminable without penalty (except notice of termination and severance pay pursuant to applicable law) on thirty days' notice or less. Section 3.13(a) of the Disclosure Schedule sets forth the current position held by each employee with the Company, and the current annual salary and the length of employment of each employee.

(b) Except for remuneration paid to employees and contractors in the usual and ordinary course of business and made at current rates of remuneration and except as set forth in Section 3.13(b) of the Disclosure Schedule, no payments have been made or authorized since the Balance Sheet Date by the Company to officers, directors, employees, independent contractors or dependent contractors of the Company.

(c) Section 3.13(c) to the Disclosure Schedule contains (i) a correct and complete list of all bonus, deferred compensation, incentive compensation, share or stock bonus, share or stock purchase, share or stock appreciation right, share or stock option, severance pay or termination pay, health or other medical, life or other insurance, death benefit, disability, medical reimbursement, supplementary unemployment benefit, profit sharing, pension, retirement and every other benefit plan, program, agreement or arrangement maintained or contributed to or required to be contributed to by the Company thereof for the benefit of any current or former directors, officers, employees, independent contractors or dependent contractors of the Company or their respective dependents or beneficiaries ("Benefit Plans") and (ii) a brief description of all compensation practices and policies applicable to directors, officers, employees, independent contractors or dependent contractors of the Company, including but not limited to vacation policies, sick leave policies and leave of absence policies.

(d) The Company has provided to the Purchaser copies of the Benefit Plans and all amendments thereto and have made available to the Purchaser all documents in the Company's possession pertaining to compensation practices, benefits and other terms and conditions of employment of all directors, officers, employees or dependent contractors of the Company.

(e) The Company has no "employee pension benefit plan" as defined in Section 3(2) of ERISA that is subject to ERISA (a "Pension Plan") and that has been maintained or contributed to within the last five years by the Company or any trade or business (whether or not incorporated) that is under common control with the Company or is a member of a "controlled group" with the Company as (defined in Section 4971(e)(2)(B) of the Code).

(f) The Company has no knowledge of any fact, condition, or circumstance since the date of the documents provided pursuant to Section 3.13(c) above that would materially affect the information contained therein and no promises have been made by the Company to amend any Benefit Plan or to provide increased benefits thereunder, except as required by applicable law.

(g) Except as would not reasonably be expected to have a Material Adverse Effect, the Company does not and will not have any uninsured liability arising out of claims made or suits brought (including workers compensation, occupational health and safety, environmental, equal employment or nondiscrimination) for injury, sickness, disease, death or termination of employment of any employees or former employees of the Company to the extent attributable to an event occurring or facts and circumstances existing at or prior to Closing.

(h) No Benefit Plan contains any term or provision that precludes or otherwise prohibits its termination.

Section 3.14 Labor. The Company is not a party to any collective bargaining agreement and no employee is a member of or represented by a collective bargaining unit with respect to the employment of such individual with the Company. No unfair labor practice complaint before the National Labor Relations Board, no charges pending before the Equal Employment Opportunity Commission and no complaint, charge or grievance of any nature before any similar or comparable Governmental Authority, in any case relating to the Company or the conduct of its business, is pending or, to the knowledge of the Company or the Shareholders, threatened. The Company has not received notice, nor has any knowledge, of the intent of any Governmental Authority responsible for the enforcement of labor or Employment Laws to conduct any investigation of or relating to the Company or the conduct of its business. To the knowledge of the Company and the Shareholders, no employee of the Company that the Shareholders consider to be a "key employee" has any plans to terminate his or her employment with the Company.

Section 3.15 Title to Properties; Encumbrances. Section 3.15 of the Disclosure Schedule contains a correct and complete list of all real property owned, leased or used by the Company as of the date hereof. The Company has good and marketable title to or a valid leasehold interest in all of their respective properties and assets, real, personal and mixed property (tangible and intangible), including the properties and assets reflected in the most recent Financial Statements (except for immaterial assets and inventory sold since the date of the most recent Financial Statements in the ordinary course of business and consistent with past practice), and in all assets acquired by the Company since the date of the most recent Financial Statements. None of the properties and assets of the Company owned, leased or held are subject to any Lien, except Liens reflected in the Financial Statements and specifically identified in Section 3.15 of the Disclosure Schedule securing specified liabilities or obligations with respect to which no default exists (or an event that, whether with or without notice, gives rise to any right of termination, cancellation or acceleration) and except other Liens (including statutory liens for current Taxes not yet due or delinquent or which are being contested in good faith by appropriate proceedings and for which adequate reserves have been established, and mechanics', carriers', materialmen's and similar liens imposed by law incurred in the ordinary course of business and not delinquent or which are being contested in good faith by appropriate proceedings and for which adequate reserves have been established) that, individually or in the aggregate, would not reasonably be expected to have a Material Adverse Effect.

Section 3.16 Entire Business. The rights, properties and other assets presently owned, leased or held by the Company include all rights, properties and assets necessary to permit the Company to conduct its business at the date hereof in all material respects in the same manner as its business has been conducted prior to the date hereof.

Section 3.17 Leases. Section 3.17 of the Disclosure Schedule contains a correct and complete list of all leases having a rental obligation of $10,000 or more per annum pursuant to which the Company is the lessee of any real or personal property and identifies all lessors under such leases the consent of which is required for the Company's execution of this Agreement and consummation of the transactions contemplated hereby. All such leases are valid and enforceable in accordance with their terms, are in full force and effect, and there are no existing defaults by the Company thereunder or to the knowledge of the Company and the Shareholders by any other party thereunder.

Section 3.18 Condition of Assets. The tangible properties and assets owned, operated, leased or held by the Company and used in its business are maintained in operating condition consistent with good business practices and in material compliance with all applicable Laws and suitable for the uses for which they are intended. Except as set forth in Section 3.18 of the Disclosure Schedule, such tangible properties and assets, including the buildings, structures and facilities owned or leased by the Company, are in good operating condition (normal wear and tear excepted) and are in material conformity with applicable building and zoning ordinances and regulations.

Section 3.19   Intellectual Property.  Section 3.19 of the Disclosure
Schedule contains a correct and complete list of all Proprietary Rights used or owned by the Company and registered with any Governmental Authority, and a list of all licenses and other agreements relating thereto. Except as set forth in
Section 3.19 of the Disclosure Schedule, the Company has valid and enforceable rights to Proprietary Rights that are necessary to permit them to conduct their business substantially as now conducted, except where the lack of such rights would not reasonably be expected to have a Material Adverse Effect. Except as set forth in Section 3.19(b) of the Disclosure Schedule, no royalty or other payment by the Company to any third party is required to use any Proprietary Right described in Section 3.19 of the Disclosure Schedule.

Section 3.20 Insurance. Section 3.20 of the Disclosure Schedule contains an accurate and complete description of all insurance contracts currently maintained by the Company (collectively, the "Insurance Policies"), including the name of the insurer and the types, policy periods, limits and deductibles. All the Insurance Policies are in full force and effect, all premiums with respect thereto covering all periods up to and including the Closing Date have been paid, and no notice of cancellation or termination has been received with respect to any such Insurance Policy. The Insurance Policies are sufficient for compliance with all requirements of Law and of all agreements to which the Company is a party; are valid, outstanding and enforceable; will remain in full force and effect through the respective dates set forth in Section 3.20 of the Disclosure Schedule without the payment of additional premiums; and will not in any way be affected by, or terminate or lapse by reason of, the transactions contemplated by this Agreement. The Company has not been refused any insurance with respect to its assets or operations, nor has its coverage been limited, by any insurance carrier to which it has applied for any such insurance or with which it has carried insurance during the last three years.

Section 3.21 Customers. Section 3.21 of the Disclosure Schedule sets forth a correct and complete list of the twenty largest customers of the Company in terms of revenues during the Company's fiscal year ended December 31, 1997 and for the five month period ended on the Balance Sheet Date, showing the approximate total sales to each such customer during each such period. To the knowledge of the Company and the Shareholders, since the Balance Sheet Date there has not been any change in the business relationship of the Company with any customer named in Section 3.21 of the Disclosure Schedule that would reasonably be expected to have a Material Adverse Effect; provided, however, that many customers of the Company are non-recurring and as to such customers, no representation is made as to the continuation of such business relationship.

Section 3.22 Certain Environmental Matters. (a) The Company has been and is in compliance with all applicable Environmental Laws, and to the knowledge of the Company and the Shareholders, there are no circumstances that may prevent or interfere with continued compliance. The Company has all permits, licenses and other governmental authorizations required under applicable Environmental Laws except where not having such permits, licenses or other authorizations would not be reasonably expected to have a Material Adverse Effect, and all such permits, licenses and other governmental authorizations are in good standing and in full force and effect, the Company is in compliance with the terms and conditions thereof. The Company has not received any notice from a Governmental Authority or other Person that alleges that the Company is in noncompliance with Environmental Laws.

(b) No Environmental Claims have actually been asserted or initiated and are pending or, to the knowledge of the Company or the Shareholders, threatened against the Company.

(c) There are no past or present actions, activities, circumstances, conditions, events or incidents by or involving the Company, or to the knowledge of the Company or the Shareholders, any other Person, including, without limitation, the Release, threatened Release, emission, discharge, presence or disposal of any Hazardous Material, that would or would reasonably be expected to form the basis of any Environmental Claims (i) having a Material Adverse Effect, or (ii) against any officers or directors of the Company arising out of the Company's operations (including off-site liabilities). No representation or warranty is made with respect to the negligent or intentional violation of or non-compliance with Environmental Laws by third parties in the possession, use, storage, shipment, sale, transfer or disposal of batteries and electronic equipment which is sold by the Company.

Section 3.23   Contracts.
(a) Except as set forth in Section 3.23(a) of the Disclosure Schedule, the Company is not a party to, or subject to or bound by, any Contract that is a (i) Contract not made in the ordinary course of business which involves payment to or by the Company of more than $10,000 in any twelve month period and is not cancelable without penalty within sixty days; (ii) royalty, distribution, agency, territorial or material license agreement; (iii) Contract (other than agreements covered by clause (ix) below) with any officer, employee, director or shareholder (or any Affiliate of any such officer, employee, director or shareholder) or any professional person or firm, independent contractor, dependent contractor or advertising firm or agency which involves payment to or by the Company of more than $5,000 in any twelve month period; (iv) Contract guaranteeing the payment or performance of the obligations of others; (v) except as otherwise set forth in Section 3.7 of the Disclosure Schedule, note, loan agreement or other Contract under which the Company has incurred, guaranteed or otherwise become liable for borrowed money indebtedness in an amount of $5,000 or more; (vi) except as otherwise set forth in Section 3.13(c), group health or life insurance, pension, profit sharing, retirement, medical, bonus, incentive, severance, stock option or purchase plan or other similar benefit plan, agreement or arrangement in effect with respect to its employees or others;
(vii) Contract limiting the freedom of the Company to engage in any line of business or to compete with any Person; (viii) except as otherwise set forth in
Section 3.13(a) consulting agreement that is not terminable at will (or with notice not to exceed thirty days or payment not to exceed $5,000 in any twelve month period) by the Company; (ix) joint venture agreement or other Contract with respect to the operation or management of any entity; or (x) Contract not otherwise identified by the foregoing clauses that involves payments by or to the Company at an annualized rateof more than $10,000 in any twelve month period. True and complete copies of all Contracts listed on Schedule 3.23(a) have heretofore been delivered or otherwise made available for review by the Company and the Shareholders to Purchaser.

(b) Except as set forth in Section 3.23(b) of the Disclosure Schedule, each Contract listed in Section 3.23(a) of the Disclosure Schedule is a valid Contract of the Company (except as validity may be limited by equitable principles and by bankruptcy, insolvency, reorganization, moratorium or other similar laws now or hereafter in effect relating to creditors' rights generally), and to the knowledge of the Company and the Shareholders, of all of the other parties thereto, and is in full force and effect, and the Company has performed all material obligations required to be performed by them and are not (with or without notice or lapse of time) in default under any such Contract and to their knowledge no other party is in default under any such Contract such that said default could reasonably be expected to have a Material Adverse Effect.

Section 3.24 Full Disclosure. No representation or warranty of the Company or any of the Shareholders hereunder or information supplied in writing by the Company or the Shareholders to Purchaser in connection herewith is false or misleading with respect to any material fact and neither the Company nor either of the Shareholders has omitted to state any material fact required to be stated herein or therein necessary to make the statements herein and therein, in light of the circumstances under which they are made, not misleading.

Section 3.25 No Brokers' or Other Fees. No broker, finder or investment banker is entitled to any fee or commission in connection with this Agreement based upon arrangements made by or on behalf of any Shareholder or the Company.

Section 3.26 Representations and Warranties Generally. The representations and warranties contained in any particular Section of this
Article III are not exclusive as to any particular subject matter covered by such Section and different Sections may apply different tests to the same or similar matters. One Section of the Disclosure Schedule may specifically cross reference other applicable Sections or parts thereof of the Disclosure Schedule without repeating disclosure that applies to more than one Section.

ARTICLE IV
REPRESENTATIONS AND WARRANTIES OF PURCHASER

Purchaser hereby represents and warrants to the Shareholders as follows:

Section 4.1 Organization. Purchaser is a corporation duly organized, validly existing and in good standing under the laws of the State of Delaware.

Section 4.2 Authorization, Etc.. Purchaser has full corporate power and authority to execute, deliver and perform its obligations under this Agreement and the documents and instruments contemplated hereby and to carry out the transactions contemplated hereby and thereby. Purchaser has duly approved and authorized the execution and delivery of this Agreement and the documents and instruments contemplated hereby and the consummation of the transactions contemplated hereby and thereby, and no other corporate proceedings on the part of Purchaser are necessary to approve and authorize the execution, delivery and performance by Purchaser of this Agreement and the documents and instruments contemplated hereby and the consummation by Purchaser of the transactions contemplated hereby and thereby. This Agreement constitutes a legal, valid and binding agreement of Purchaser, enforceable against Purchaser in accordance with its terms, except as enforcement hereof may be limited by equitable principles and by bankruptcy, insolvency, reorganization, moratorium or other similar laws now or hereafter in effect relating to creditors' rights generally.

Section 4.3    No Approvals or Conflicts.  Except in the case of clauses (b),
(c) and (d) below that would not have a material adverse effect on the financial condition, operations or business of Purchaser or on Purchaser's ability to consummate the transactions under this Agreement, neither the execution, delivery or performance by Purchaser of this Agreement nor the consummation by Purchaser of the transactions contemplated hereby will (a) violate, conflict with or result in a breach of any provision of the certificate of incorporation or by-laws or other organizational documents of Purchaser; (b) violate, conflict with or result in a breach of any provision of, or constitute (with or without notice or lapse of time or both) a default under, or result in the termination of, or accelerate or alter in any material way the performance required by or result in the creation of or give any party the right to create any Lien on any of the assets or properties of the Purchaser under, any note, bond, mortgage, loan agreement, deed of trust, license, franchise, permit or other instrument, agreement or contract to which Purchaser or any of its properties may be bound;
(c) violate any Law applicable to Purchaser or any of its assets or properties; or (d) require any consent, approval or authorization of, or notice to, or declaration, filing or registration with, any Governmental Authority or other third party in connection with the execution, delivery and performance of this Agreement by Purchaser.

Section 4.4 Purchase for Investment. Purchaser will acquire the Shares pursuant to the terms of this Agreement for investment purposes and not with a view toward any resale or distribution thereof. Purchaser acknowledges that the Shares have not been registered for the purpose of the transactions contemplated by this Agreement or otherwise under the Securities Act of 1933, as amended, or under any state securities laws. Purchaser will not sell or otherwise distribute all or any portion of the Shares acquired hereunder except in compliance with applicable laws relating to the sale or other distribution of securities.

Section 4.5 Status of Purchaser. Purchaser is a reporting company under the Exchange Act and has timely filed all reports to be filed under the Exchange Act and in compliance with the Exchange Act in all material respects. Since the date of Purchaser's Quarterly Report on Form 10-Q for the period ended March 31, 1998 and Purchaser's Current Report on Form 8-K as filed with the Securities and Exchange Commission on June 9, 1998, and except as disclosed therein, Purchaser has not suffered any material adverse change in its consolidated financial condition, operations or business as of the date of this Agreement.

Section 4.6 Purchase Price. The Golden Genesis Stock, when issued to the Shareholders in accordance with the payment of the Purchase Price, shall be validly issued, fully paid, nonassessable and free of pre-emptive or similar rights.

ARTICLE V
COVENANTS OF THE PARTIES

Section 5.1 General. In case at any time after the Closing any further action is necessary or desirable to carry out the purposes of this Agreement, including obtaining any third-party consents not obtained prior to Closing, each of the parties will take such further action (including the execution and delivery of such further instruments and documents) as any other party reasonably may request, at the sole cost and expense of the requesting party (unless the requesting party is entitled to indemnification therefor under Article X below). The Shareholders acknowledge and agree that from and after the Closing, Purchaser will be entitled to possession of all documents, books, records (including Tax records), agreements and financial data of any sort relating to the Company.

Section 5.2 Litigation Support. In the event that and for so long as any party actively is contesting or defending against any action, suit, proceeding, hearing, investigation, charge, complaint, claim or demand (including Tax audits) in connection with (a) any transaction contemplated under this Agreement or (b) any fact, situation, circumstance, status, condition, activity, practice, plan, occurrence, event, incident, action, failure to act or transaction on or prior to the Closing Date involving the Company, each of the other parties will cooperate with such party and its counsel in the contest or defense, make available its personnel and provide such testimony and access to its books and records as shall be necessary in connection with the contest or defense, all at the sole cost and expense of the contesting or defending party (unless the contesting or defending party is entitled to indemnification therefor under
Article X below). Without limiting the foregoing, the Shareholders shall have the right to participate in any such action, suit, proceeding, hearing, investigation, charge, complaint or demand which may, if adversely decided, result in indemnification obligations to the Shareholders pursuant to Article X below.

Section 5.3 Tax Matters. The Shareholders and Purchaser agree to provide each other with such cooperation and information as either of them reasonably may request of the other in relation to (a) preparation of any Tax Return of the Company or with respect to the Company's operations, (b) determining any Taxes or right to a refund of Taxes of the Company or with respect to the Company's operations, or (c) responding to any audit or examination of Tax Returns of the Company or with respect to the Company's operations. Without limiting the foregoing, the Shareholders shall have the right to participate in the defense of any audit or examination of Tax Returns of the Company for any Tax period prior to or which includes the Closing Date. In the event that any controversy develops between Purchaser or the Company and any Tax authority with respect to any Tax period prior to or which includes the Closing Date, neither Purchaser nor the Company may settle or compromise such controversy in a manner which would affect any Tax liability of the Company for any Tax period prior to or which includes the Closing Date without first obtaining the consent of the Shareholders thereto, which consent shall not unreasonably be withheld.

Section 5.4 Public Announcements. The Company, the Shareholders and Purchas-er agree that they will consult with each other before they issue any press releases or otherwise make any public statements with respect to this Agreement or the transactions contemplated hereby and shall not issue any press release or make any public statement prior to such consultation, except as may be required by law (including disclosure requirements of any applicable securities laws or exchange).

Section 5.5    Employees.
(a) The Purchaser shall undertake to employ all employees of the Company at the date of Closing and continuing for a period of not less than three months after Closing. At the end of such three month period, the Purchaser shall provide written notice to each individual whose employment it elects to terminate at such time. Any individual who receives such a notice of termination shall receive severance benefits equivalent to three months' salary. The employment (both during the initial period and, if applicable, following such three month period) shall (i) be at a level of compensation not less than the level of employment compensation which was paid by the Company for the three
(3) month period immediately prior to the Closing; (ii) include such benefits as Purchaser provides to employees of similar job levels or descriptions; and (iii) be of a reasonably similar or comparable type and level of work as was performed by the employee for the three (3) month period immediately prior to the Closing. If the employment continues beyond the initial three (3) month period, the employees shall be given credit for length of employment service which begins on their respective start dates at the Company.

(b) Purchaser acknowledges that Ms. Christina Duarte is presently on a leave of absence from the Company due to her maternity. She has indicated to the Company that she anticipates returning to work on or about August 1, 1998. Prior to her leave of absence, the Company agreed to offer part-time employment to Ms. Duarte upon her return. Purchaser agrees to accommodate during the initial three month period Ms. Duarte's need to work part time.

Section 5.6 Consulting Agreement. At Closing, John A. Phillips shall enter into a three (3) month consulting agreement with the Company (the "Consulting Agreement"). The Consulting Agreement shall be for an initial term of three (3) months to be based on a twenty-seven (27) our work week and shall provide that Mr. Phillips be paid an aggregate amount of twenty thousand dollars ($20,000). The Consulting Agreement shall be in substantially the form attached hereto as Exhibit D.

Section 5.7 Insurance. For a period of three (3) years following the Closing Date, the Purchaser agrees to maintain insurance coverage of substantially the same type and scope as is in effect for the Company as of the Closing Date.

Section 5.8 Acknowledgment of Restricted Nature of Golden Genesis Stock. The Shareholders hereby acknowledge, with respect to the Golden Genesis Stock to be issued as part of the Purchase Price , the following:

(a) The Shareholders may not, directly or indirectly, offer, sell, transfer, assign, pledge, hypothecate or otherwise dispose of such Golden Genesis Stock (or solicit any offers to purchase or otherwise acquire or take a pledge of such Golden Genesis Stock), except pursuant to (i) an effective registration statement under the Securities Act of 1933, as amended (the "Securities Act") and (ii) an effective registration statement or qualification under applicable "Blue Sky" state securities laws, or unless such the Shareholders shall have delivered to Purchaser an opinion of counsel, which opinion of counsel shall be satisfactory to Purchaser, to the effect that no registration statement or qualification is required because of the availability of exemptions from registration or qualification under the Securities Act or Blue Sky laws.

(b) The Shareholders understand that, (i) the offer and sale of Golden Genesis Stock has not been registered under the Securities Act or registered or qualified under any Blue Sky laws as of the date hereof and will not be registered or qualified under the Securities Act or any Blue Sky laws at the Closing, (ii) the Shareholder must continue to bear the economic risk of the investment in their shares of Golden Genesis Stock for such period of time until the offer and sale of such Golden Genesis Stock is subsequently registered or otherwise qualified under the Securities Act and any applicable Blue Sky laws or an exemption from such registration or qualification is available, (iii) there can be no assurance that the offer and sale of the Shareholders' Golden Genesis Stock will be registered or otherwise qualified under the Securities Act or any applicable Blue Sky laws at any time, (iv) a restrictive legend in substantially the form hereinafter set forth shall be placed upon the Shareholders' Golden Genesis Stock, and (v) a notation shall be made in the appropriate records of Purchaser indicating that the Shareholders' Golden Genesis Stock is subject to restrictions on transfer and appropriate stop-transfer instructions will be issued to the transfer agent of Purchaser with respect to such Golden Genesis Stock;

(c) The Shareholders understand that such Shareholders' Golden Genesis Stock shall bear a legend in substantially the following form:

THE SHARES REPRESENTED HEREBY HAVE BEEN ACQUIRED FOR INVESTMENT AND HAVE NOT BEEN REGISTERED UNDER THE SECURITIES ACT OF 1933, AS AMENDED (THE "ACT"). SUCH SHARES MAY NOT BE OFFERED, SOLD OR OTHERWISE TRANSFERRED, PLEDGED OR HYPOTHECATED UNLESS AND UNTIL REGISTERED UNDER THE ACT AND ANY APPLICABLE STATE SECURITIES LAWS OR, UNLESS, IN THE OPINION OF COUNSEL SATISFACTORY TO THE ISSUER IN FORM AND SUBSTANCE SATISFACTORY TO THE ISSUER, SUCH OFFER, SALE, TRANSFER, PLEDGE OR HYPOTHECATION IS EXEMPT FROM REGISTRATION OR IS OTHERWISE IN COMPLIANCE WITH THE ACT AND SUCH LAWS.

Section 5.9 Rule 144 Information. With a view to making available to the Shareholders the benefits of Rule 144 promulgated under the Securities Act and any other rule or regulation of the Securities and Exchange Commission (the "SEC") that may at any time permit the Shareholders to sell Golden Genesis Stock to the public without registration, the Purchaser agrees to:

(a) cause the condition in paragraph (c) of Rule 144 under the Securities Act to remain satisfied for two years after the Effective Time;

(b) file with the SEC in a timely manner all reports and other documents required of Purchaser under the Securities Act and the Exchange Act; and

(c) furnish the Shareholders, (i) a written statement by the Purchaser that it has complied with the reporting requirements of Rule 144 of the Securities Act and the Exchange Act, (ii) a copy of the most recent annual or quarterly report of Purchaser and such other reports and documents so filed by Purchaser under the Securities Act and the Exchange Act and (iii) such other information as may be reasonably requested by the Shareholders in availing himself of any rule or regulation of the SEC which permits the selling of any such securities without registration.

ARTICLE VI
CONDITIONS OF PURCHASER'S OBLIGATIONS TO CLOSE

The obligations of Purchaser to close under this Agreement are subject to satisfaction of the following conditions, unless waived in writing by Purchaser:

Section 6.1 Representations and Warranties True. The representations and warranties of the Company and the Shareholders contained in this Agreement shall be true and correct on and as of the Closing Date, except to the extent that a representation or warranty is made as of a specific earlier date, in which case such representation or warranty shall be true and correct in the manner specified above as of such earlier date and shall be deemed to have been made on and as of the Closing Date.

Section 6.2 Performance. The Company and the Shareholders shall have performed and complied in all material respects with all agreements and conditions required by this Agreement to be performed or complied with by them on or prior to the Closing.

Section 6.3 No Material Change. Since the Balance Sheet Date, and except as disclosed in Section 3.11 of the Disclosure Schedule, there shall have been no Material Adverse Effect on or change in (i) any of the business, condition (financial or otherwise), operations, assets or liabilities of the Company taken as a whole, (ii) the legality or enforceability against the Shareholders of this Agreement or (iii) the ability of any Shareholder to perform its obligations and to consummate the transactions under this Agreement.

Section 6.4 Company Certificate. Purchaser shall have received a certificate dated the Closing Date and executed by the President of the Company, on behalf of the Company, substantially in the form of Exhibit A hereto, to the effect that the conditions expressed in Sections 6.1, 6.2 and 6.3 have been fulfilled.

Section 6.5 No Injunction. On the Closing Date there shall be no Law or effective injunction, preliminary restraining order or any order of any nature issued by a court of competent jurisdiction that prevents or makes illegal the consummation of the transaction contemplated hereby.

Section 6.6 Opinions of Counsel. Purchaser shall have received a favorable opinion of counsel for the Company dated as of the Closing Date in substantially the form of Exhibit B hereto.

Section 6.7 Purchaser Board Approval. The Board of Directors of Purchaser shall have approved this Agreement and the transactions contemplated hereby.

Section 6.8 Shareholder Approval; Approval of Board of Directors of the Company. Purchaser shall have received copies of resolutions of the Shareholders and the Board of Directors of the Company, certified by the Secretary or Assistant Secretary of the Company, in each case approved by unanimous written consent, approving this Agreement and the transactions contemplated hereby.

Section 6.9 Shareholder Action. Each Shareholder shall have executed and delivered to Purchaser this Agreement.

Section 6.10 Security Agreement. Purchaser shall have received security agreements securing the Pledged Stock as set forth in Section 10.5(g).

Section 6.11 Solarex Consent. Purchaser shall have received the consent described in Section 8.12.

ARTICLE VII
CONDITIONS OF THE COMPANY'S AND
THE SHAREHOLDERS' OBLIGATIONS TO CLOSE

The obligation of the Company and the Shareholders to close under this Agreement is subject to satisfaction of the following conditions, unless waived in writing by the Shareholders.

Section 7.1 Representations and Warranties True. The representations and warranties of Purchaser contained in this Agreement shall be true and correct on and as of the Closing Date, except to the extent that a representation or warranty is made as of a specific earlier date, in which case such representation or warranty shall be true and correct in the manner specified above as of such earlier date and shall be deemed to have been made on and as of the Closing Date.

Section 7.2 Performance. Purchaser shall have performed and complied in all material respects with all agreements and conditions required by this Agreement to be performed or complied with by it on or prior to the Closing.

Section 7.3 Purchaser Certificate. Sellers shall have received a certificate dated the Closing Date and executed by an executive officer of Purchaser, on behalf of Purchaser, substantially in the form of Exhibit C hereto, to the effect that the conditions expressed in Sections 7.1 and 7.2 have been fulfilled.

Section 7.4 No Injunction. On the Closing Date there shall be no Law or effective injunction, preliminary restraining order or any order of any nature issued by a court of competent jurisdiction that prevents or makes illegal the consummation of the transaction contemplated hereby.

Section 7.5 Legal Opinion. The Company and the Shareholders shall have received a favorable opinion of counsel for Purchaser, dated as of the Closing Date, in substantially the form as Exhibit E hereto.

Section 7.6 Shareholder Action. Each Shareholder shall have executed and delivered to Purchaser this Agreement.

Section 7.7 Consulting Agreement. The Purchaser shall have entered into the Consulting Agreement with John A. Phillips in form and substance substantially as set forth in Exhibit D.

ARTICLE VIII
DELIVERIES OF THE COMPANY AND THE SHAREHOLDERS

The Company and the Shareholders agree on the Closing Date to deliver or cause to be delivered to Purchaser the following:

Section 8.1 Stock Certificates. Certificates evidencing the Shares properly endorsed for transfer or accompanied by duly executed stock powers, in either case executed in blank and otherwise in form acceptable for transfer on the books of the Company.

Section 8.2 Resignations. Written resignations of each director, officer and the registered agent of the Company.

Section 8.3 Letters to Banks. If requested by Purchaser, letters to banks at which the Company maintains accounts or borrows funds revoking the authority of existing signatories and authorizing signatories designated by Purchaser.

Section 8.4 Company Certificate. The certificate of the President of the Company, on behalf of the Company.

Section 8.5 Consents. All consents, approvals or authorizations, if any, listed in Section 3.4 of the Disclosure Schedule as being required of the Company to execute, deliver and perform this Agreement and the transactions contemplated hereby.

Section 8.6 Good Standing Certificates. Good standing certificates, certificates of status or certificates of compliance, dated no more than ten
(10) days prior to the Closing Date, from the appropriate authorities in the jurisdiction of incorporation of the Company, showing the Company to be in good standing in such jurisdiction.

Section 8.7 Secretary's Certificate. Certificate of the Secretary or an Assistant Secretary of the Company as to Certificate of Incorporation and Bylaws of the Company, the resolutions adopted by the Board of Directors and the Shareholders of the Company authorizing and approving this Agreement and the consummation of the transactions contemplated hereby, and the incumbency of officers.

Section 8.8 Consulting Agreement. An original executed counterpart of the Consulting Agreement described in Section 5.6.

Section 8.9 Legal Opinion. An opinion of counsel for the Company as referenced in Section 6.6.

Section 8.10   Waiver and Termination of Buy-Sell Agreement.    An executed
written agreement by and among the Company and all of the Shareholders (a) waiving all of the restrictions, rights and provisions of the Remote Power, Inc. Amended and Fully Restated Stock Buy-Sell Agreement dated November 14, 1997 (the "Buy-Sell Agreement") with respect to the transaction contemplated hereby, and
(b) terminating the Buy-Sell Agreement at the Closing.

Section 8.11 Security Agreements. Security Agreements securing the Pledged Stock, as required by Section 10.5(g).

Section 8.12 Solarex Non-Exclusive Distributor Agreement. An instrument, executed by Solarex, consenting to the transactions contemplated herein and affirming Solarex's intention to maintain in effect the terms and conditions of the Non-Exclusive Distributor Agreement between Solarex and the Company.

Section 8.13 Other Deliveries. All previously undelivered documents required to be delivered pursuant to this Agreement and such other documents or instruments as Purchaser or its counsel may reasonably request.

ARTICLE IX
DELIVERIES OF PURCHASER ON THE CLOSING DATE

Purchaser agrees on the Closing Date to deliver to the Shareholders the following:

Section 9.1 Payments. Payment of the Purchase Price, including Stock Certificates for the Golden Genesis Stock, pursuant to and in accordance with Annex I attached hereto and the closing statement pursuant to Section 2.5. The cash portion of the Purchase Price shall be made to each Shareholder by cashier's check of immediately available funds in United States dollars.

Section 9.2 Secretary's Certificate. A certificate of the Secretary or an Assistant Secretary of Purchaser setting forth a copy of the resolutions adopted by the Board of Directors of Purchaser authorizing and approving the execution and delivery of this Agreement and the consummation of the transactions contemplated hereby.

Section 9.3 Purchaser Certificate. The officer's certificate of Purchaser referenced in Section 7.3.

Section 9.4 Legal Opinion. An opinion of counsel for the Purchaser as referenced in Section 7.5.

Section 9.5 Other Deliveries. All previously undelivered documents required to be delivered pursuant to this Agreement and such other documents or instruments as the Company or its counsel may reasonably request.

ARTICLE X
INDEMNIFICATION

Section 10.1 Indemnification by the Shareholders. Subject to the limitations set forth in Section 10.5, each of the Shareholders, severally and in their respective proportions of ownership of Shares as set forth in Annex I to this Agreement, agrees to indemnify Purchaser and every Affiliate (and their respective officers, directors, stockholders, agents and representatives) of Purchaser (which shall specifically include the Company following the Closing) (each a "Purchaser Indemnitee") against and hold them harmless from any and all Damages which may be asserted against, imposed upon or sustained by a Purchaser Indemnitee by reason of or arising out of the breach, default, inaccuracy or failure of any of the warranties, representations, covenants or agreements of the Company or the Shareholders contained in this Agreement or in any certificate or instrument required to be delivered pursuant hereto.

Section 10.2   Indemnification by Purchaser.  From and after Closing,
Purchaser agrees to indemnify each Shareholder and every Affiliate of such Shareholder (each a "Shareholder Indemnitee") and hold them harmless from and against any and all Damages which may be asserted against, imposed upon or sustained by a Shareholder Indemnitee at any time by reason of or arising out of the breach, default, inaccuracy or failure of any warranties, representations, conditions, covenants or agreements of Purchaser contained in this Agreement or in any certificate, instrument or document delivered pursuant hereto.

Section 10.3   Procedures for Third-Party Claims.

(a) If any Indemnitee receives written notice of the assertion of any claim or of the commencement of any action or proceeding by any entity who is not a party to this Agreement (a "Third Party Claim") against or affecting such Indemnitee, and if such assertion were presumed to be true (regardless of the actual outcome) then a party could be obligated to provide indemnification under this Agreement as a result of or in connection with such claim, action or proceeding, such Indemnitee will give such Indemnifying Party reasonably prompt written notice thereof, but in any event no later than fifteen (15) calendar days after receipt of such written notice of such Third Party Claim; provided however, that failure to give notice as provided in this paragraph (a) shall not relieve the Indemnifying Party of its indemnification obligations under this Article X except to the extent that such Indemnifying Party is actually prejudiced by such failure. Said written notice to the Indemnifying Party shall set forth the basis of the Third Party Claim in reasonable detail and include copies of all pertinent correspondence relating to such Third Party Claim. The Indemnifying Party (which, in the case of the Shareholders and for purposes of this Section
10.3 shall act as a single group) will have the right to assume and control the defense of any Third Party Claim at such Indemnifying Party's sole expense and by such Indemnifying Party's own counsel (which counsel must be reasonably satisfactory to the Indemnitee), by giving written notice to the Indemnitee (the "Notice to Defend") no later than fifteen (15) calendar days after receipt of the above-described notice of such Third Party Claim. The Indemnitee also will have the right to participate in the defense of any Third Party Claim assisted by counsel of its own choosing, but all fees and expenses of such counsel shall be paid by the Indemnitee. The Indemnifying Party and the Indemnitee will cooperate with each other in good faith in such defense and make available all employees and books and records in its control as reasonably deemed necessary with respect to such defense (but not to the extent that would require waiver of any privilege). If the Indemnitee does not receive from the Indemnifying Party a Notice to Defend with respect to a Third Party Claim or a written notice of objection to the claim for indemnification specifying in reasonable detail the basis for the objection within the fifteen (15) day period described above, the Indemnitee may, at its option, elect to solely defend the Third Party Claim assisted by counsel of its own choosing, and the Indemnifying Party will be liable for all reasonable costs and expenses, and all settlement amounts (subject to and in accordance with paragraph (c) below of this Section 10.3) or other liabilities, losses, damages and injuries paid or incurred in connection therewith to the extent such claim is or would have been indemnifiable under this Agreement if such claim is or had been proved.

(b) If, within the fifteen (15) day period set forth in paragraph (a) above of this Section 10.3, an Indemnitee receives a Notice to Defend from an Indemnifying Party with respect to any Third Party Claim, the Indemnifying Party will not be liable for any legal expenses of the Indemnitee incurred after receipt by the Indemnitee of such Notice to Defend.

(c) In the event there is a dispute between the Indemnifying Party and Indemnitee concerning whether a Third Party Claim should be contested, settled or compromised, it shall be settled, compromised or contested, in accordance with the next succeeding sentences; provided, however, that the Indemnitee, or its respective successors or assigns, shall neither be required to refrain from paying or satisfying any claim which has matured by court judgment or decree, unless appeal is taken thereafter and proper appeal bond posted by the Indemnifying Party, nor shall the Indemnitee be required to refrain from paying or satisfying any Third Party Claim after and to the extent that such Third Party Claim has resulted in an unstayed injunction. The Indemnifying Party shall not, without the Indemnitee's prior written consent, not to be unreasonably withheld, settle or compromise any action or claim or consent to the entry of any judgment with respect to any action, claim or proceeding for anything other than money damages paid by the Indemnifying Party unless the settlement does not involve the imposition of any liability or obligation on the Indemnitee or any restriction on its activities. The Indemnifying Party may, without the Indemnitee's written consent, settle or compromise any such action or claim or consent to entry of any judgment with respect to any such action or claim which requires solely the payment of money damages by the Indemnifying Party. Subject to the foregoing, in the event that the Indemnifying Party, on the one hand, or the Indemnitee, on the other hand, has reached a good faith, bona fide settlement, agreement or compromise, subject only to approval hereunder, with any claimant regarding a matter which may be the subject of indemnification hereunder and desires to settle on the basis of such agreement or compromise, such party who desires to so settle or compromise shall notify the other party in writing of its desire setting forth the terms of such settlement or compromise (the "Notice of Settlement"). The Third Party Claim may be settled or compromised on such basis unless within ten (10) days of the receipt of the Notice of Settlement the party who issued the Notice of Settlement receives a notice from the other party of its desire to continue to contest the matter (the "Notice to Contest") and, in such case:

(i) Should the Indemnitee deliver a Notice to Contest, the claim shall be so contested and the liability of the Indemnifying Party shall be limited as provided in clause (iii) below;

(ii) If the settlement or compromise could result in a further claim for indemnification being made against the Indemnifying Party and if the Indemnifying Party delivers the Notice to Contest, the claim shall be so contested and the liability of the Indemnitee shall be limited as provided in clause (iii) below; and

(iii) If a matter is contested as provided in clauses (i) or (ii) above and is later adjudicated, settled, compromised or otherwise disposed of and such adjudication, compromise, settlement or disposition results in a liability, loss, damage or injury in excess of the amount for which one party desired previously to settle the matter, then the liability of such party shall be limited to such lesser proposed settlement amount (plus attorney's fees and expenses to the date of the proposed but unapproved settlement to the extent provided for in paragraphs (a) and (b) above) and the party contesting the matter shall be solely responsible for any additional amount.

Section 10.4 Direct Claims. Any claim for which an Indemnitee intends to assert a right to indemnifiable Damages under this Agreement which does not result from a Third-Party Claim (a "Direct Claim") shall be asserted by giving each Indemnifying Party reasonably prompt written notice thereof, and each Indemnifying Party shall have a period of fifteen (15) calendar days within which to respond to such Direct Claim. If any Indemnifying Party does not so respond within such fifteen (15) calendar day period, such Indemnifying Party shall be deemed to have rejected such claim, in which event the Indemnitee shall be free to pursue such remedies as may be available to the Indemnitee pursuant to this Agreement. A failure to give timely notice as provided in this Section
10.4 shall not affect the rights or obligations of any party hereunder except and only to the extent that, as a result of such failure, the survival period specified in Section 10.5(a) has passed, or any party which was entitled to receive such notice was deprived of its right to recover any payment under its applicable insurance coverage, incurred an obligation or liability which otherwise would have been avoided, or was otherwise actually prejudiced.

Section 10.5   Limitations of Indemnification Obligations.

(a) The obligations of the respective Indemnifying Parties to indemnify the applicable Indemnitee under this Agreement shall survive (a) with respect to a notice of any claims for a Liability related to Taxes (including Returns) with respect to the representations and warranties in Section 3.12, until the later of 30 days after the expiration of the applicable statute of limitations (including any extensions granted or consented to) under applicable Laws or after all appeals in connection with any such claims have been exhausted, and
(b) with respect to a notice of all other claims for indemnification under this
Article X, until the third anniversary of the Closing Date. Any claims for indemnification pending on or asserted or identified prior to the expiration of the applicable time period specified above may continue to be made and indemnified against pursuant to this Agreement and the related obligation to indemnify shall not terminate.

(b) A Purchaser Indemnitee shall not have any right to indemnification under this Agreement until the aggregate of all amounts claimed by all Purchaser Indemnitees exceeds $10,000, and in such event the Indemnifying Parties hereunder shall be liable for all Damages (to the extent deemed liable pursuant to the terms of this Article X) in excess of $10,000; provided, however, that the maximum aggregate liability payable to all Purchaser Indemnitees by the indemnifying parties under this Agreement (the "Maximum Indemnification Amount") and the satisfaction of any indemnification claim made by a Purchaser Indemnitee solely pursuant to and in accordance with this Agreement shall not in any event exceed the amount of the value of the collateral which is held by the Purchaser pursuant to Section 10(g) and shall not be satisfied in any manner other than the foreclosure of a security interest granted in Section 10(g).

(c) A Shareholder Indemnitee shall not have any right to indemnification under this Agreement until the aggregate of all amounts claimed by all Shareholder Indemnitees exceeds $10,000 and, in such event, the Purchaser shall be liable for all Damages (to the extent deemed liable pursuant to the terms of this Article X) in excess of $10,000; provided however, that the maximum aggregate liability payable to all Shareholder Indemnitees by the Indemnifying Parties under this Agreement shall not in any event exceed the value of the collateral which is held by Purchaser pursuant to Section 10.5(g).

(d) The amount of any Damages for which indemnification is available hereunder, shall be net of any insurance proceeds, if any, actually received by the Indemnitee in respect of such Damages and (i) increased to take account of any net tax cost incurred by the Indemnitee arising from the receipt of indemnity payments hereunder (grossed up for such increase and any tax consequences resulting from any payments pursuant to this Section 10.5(d)) and
(ii) reduced to take account of any net tax benefit realized by the Indemnitee arising from the incurrence or payment of any such Damage. In computing the amount of any such tax cost or tax benefit, the Indemnitee shall be deemed to recognize all other items of income, gain, loss, deduction or credit before recognizing any item arising from the receipt of any indemnity payment hereunder or the incurrence or payment of any indemnified Damages. Any indemnity payment under this Agreement shall be treated as an adjustment to the Purchase Price for tax purposes, unless a final determination (which shall include the execution of a Form 870-AD or successor form) with respect to the Indemnitee or any Affiliate of such Indemnitee causes any such payment not to be treated as an adjustment to the Purchase Price for Federal tax purposes. The purpose of this Section 10.5(d) is to put the Indemnitee in such a position as if the Damage for which indemnification is provided hereunder had not occurred. Nothing in this Section 10.5(d) shall be deemed to increase the Maximum Indemnification Amount.

(e)  The parties acknowledge and agree that the indemnities set forth in this
Article X shall be the sole and exclusive remedy for breach, default, inaccuracy or failure of any of the warranties, representations, conditions, covenants or agreements contained in this Agreement and in any certificates or documents delivered pursuant hereto, except in the case of fraud, intentional or willful misrepresentation.

(f) Notwithstanding anything to the contrary in this Agreement, in no event will any party hereto have any liability under this Agreement to any other party hereto for consequential, indirect or incidental damages of any kind or nature or lost profits.

(g) At the Closing, each of the Shareholders shall pledge and deliver all of his or her Golden Genesis Stock which is acquired in this transaction (the "Pledged Stock") as collateral security for the performance of that respective Shareholder's indemnification obligations under this Article. The Purchaser Indemnitees' sole and exclusive recourse against any Shareholder under this Article shall be the foreclosure of the security interest in the Pledged Stock of that Shareholder. Excluding only John A. Phillips, provided no Purchaser Indemnitee has made an indemnification claim (whether a Third Party Claim or a Direct Claim) under this Article against a particular Shareholder, upon the first anniversary of the date of the Closing the Purchaser shall deliver to that Shareholder the Pledged Stock which is held by Purchaser, and supply that Shareholder with a termination statement for the security interest. With respect to Mr. Phillips, provided no Purchaser Indemnitee has made an indemnification claim (whether a Third Party Claim or a Direct Claim) under this Article against Mr. Phillips, upon the third anniversary of the date of the Closing the Purchaser shall deliver to Mr. Phillips the Pledged Stock which is held by the Purchaser, and supply Mr. Phillips with a termination statement for the security interest.

Section 10.6 Survival of Representations, Warranties and Covenants. The representations, warranties, covenants, indemnitees, conditions and agreements contained herein are and will be deemed to be continuing representations, warranties, covenants, indemnitees, conditions and agreements that survive the Closing and remain in full force and effect regardless of any investigations or knowledge of or on behalf of any party, but subject to the applicable limitations contained in Section 10.5.

ARTICLE XI
MISCELLANEOUS

Section 11.1 Consent and Waiver - Shareholders. By execution of this Agreement, each of the Shareholders (in all capacities) hereby consents to and ratifies, releases and holds harmless Purchaser, the Company and their respective Affiliates (and their respective officers and directors, stockholders, agents and representatives) for any matters related to all actions taken or omissions made by the Company and its respective officers, directors, shareholders, agents and representatives acting in any capacity (including, without limitation, breach of fiduciary duty) in connection with (i) the management, operation and conduct of the business of the Company at or prior to Closing and (ii) the negotiation and execution of this Agreement and consummation of the transactions contemplated hereby. Each Shareholder hereby represents and warrants to the Purchaser that, to its knowledge, there are no outstanding claims or disputes by, against or involving such Shareholder (in its capacity as a shareholder of the Company) with the Company or any other Shareholder.

Section 11.2   Consent and Waiver - Purchaser.  By execution of this
Agreement, the Purchaser and, subsequent to Closing, the Company hereby consents to and ratifies, releases and holds harmless the Shareholders and their respective Affiliates (and their respective officers and directors, stockholders, agents and representatives), solely in their capacity as Shareholders, for any matters related to all actions taken or omissions made by the Company and its respective officers, directors, shareholders, agents and representatives acting in any capacity (including, without limitation, breach of fiduciary duty) subsequent to Closing in connection with the management, operation and conduct of the business of the Company. The provisions of this
Section 11.2 shall not apply to any such actions or omissions occurring prior to Closing.

Section 11.3 Entire Agreement. This Agreement, which also includes the Annexes, Exhibits and Schedules hereto, sets forth the entire agreement and understanding among the parties and merges and supersedes all prior discussions, agreements and understandings of every kind and nature among them as to the subject matter hereof, and no party shall be bound by any condition, definition, warranty or representation other than as expressly provided for in this Agreement or as may be on a date on or subsequent to the date hereof duly set forth in writing signed by each party which is to be bound thereby.

Section 11.4 Amendments. This Agreement (including the Annexes, Exhibits and Schedules hereto) shall not be changed, modified or amended except by a writing signed by each party to be charged, and this Agreement may not be discharged except by performance in accordance with its terms or by a writing signed by each party to be charged. Except as otherwise provided herein, the rights and remedies of the parties hereunder are cumulative and not exclusive of any other right or remedy any party may have. No failure or delay by any party hereto in exercising any right, power or privilege shall operate as a waiver of any such right, power or privilege, except as expressly set forth in this Agreement. No waiver of any default shall constitute a waiver of any other or any subsequent default. No single or partial exercise of any right, power or privilege shall preclude the further or other exercise of the same or other right, power or privilege.

Section 11.5 Taxes, Fees and Expenses. Any Taxes in the nature of a sales or transfer tax, any stock transfer tax, or any other taxes that may be or may become payable by any of the Shareholders including, but not limited to, any taxes resulting from or ensuing as a consequence of the sale or transfer of the Shares or the consummation of any other transaction contemplated hereby shall be paid by the Shareholders and the Shareholders shall indemnify and hold harmless Purchaser from and against all such Taxes severally in the proportions of the respective ownership of Shares set forth in Annex I.

Section 11.6   Governing Law; Consent to Jurisdiction.  THIS AGREEMENT AND
ITS VALIDITY, CONSTRUCTION AND PERFORMANCE SHALL BE GOVERNED IN ALL RESPECTS BY THE LAWS OF THE STATE OF COLORADO WITHOUT GIVING EFFECT TO PRINCIPLES OF CONFLICTS OF LAW.

Section 11.7 Representation by Counsel. Each party and its counsel cooperated in the drafting and preparation of this Agreement and the documents referred to herein. Accordingly, any rule of law or any legal decision that would require interpretation of any ambiguities in this Agreement against the party that drafted it is of no application and is hereby expressly waived by each party.

Section 11.8 Benefit of Parties; Assignment. This Agreement shall be binding upon and shall inure to the benefit of the parties hereto and their respective successors, legal representatives and permitted assigns. This Agreement may not be assigned by any Shareholder except with the prior written consent of Purchaser, which shall not be unreasonably withheld or delayed. Purchaser may assign this Agreement to an Affiliate of Purchaser but no assignment shall release the assigning party from its obligations hereunder. Nothing herein contained shall confer or is intended to confer on any third party or entity which is not a party to this Agreement any rights under this Agreement, except for Purchaser Indemnitees and Seller Indemnitees who are acknowledged to be third party beneficiaries under Article X.

Section 11.9 Expenses. Except as provided in Section 2.4(b) of this Agreement, each party will pay its own expenses incident to this Agreement and the transactions contemplated hereby, including legal and accounting fees. Except as provided in Section 2.4(b), without the prior consent of Purchaser, the Company shall not pay or bear directly or indirectly any expenses incurred by any Shareholder in connection with this Agreement or the transactions contemplated hereby. Transaction expenses of Shareholders shall include without limitation all fees, expenses and disbursements of any legal counsel and accountants employed by any Shareholder relating to the preparation, negotiation and execution of this Agreement and consummation of the transactions contemplated hereby, including tax planning and analyses concerning the structuring of the transactions contemplated hereby.

Section 11.10 Counterparts. This Agreement may be executed in counterparts, each of which shall be deemed to be an original instrument and all of which shall constitute one and the same instrument.

Section 11.11 Headings. The headings in the Sections, paragraphs, Schedules and Exhibits of this Agreement are inserted for convenience of reference only and shall not constitute a part hereof.

Section 11.12  Notices.  All notices, requests, demands, deliveries and other communications provided for by this Agreement shall be in writing and shall be deemed to have been given when hand delivered, when received if sent by telecopier or by same day or overnight recognized commercial courier service or three business days after being mailed in any general or branch office of the United States Postal Service, enclosed in a registered or certified postpaid envelope, addressed to the address of the parties stated below or to such changed address as such party may have fixed by notice:
To a Shareholder:   At the address set forth on the signature page hereto for
such Shareholder.

To the Company:
Remote Power, Inc.
3220 West 71st Avenue
Westminster, CO  80030
Attention:  President
Telephone:
Facsimile:

To Purchaser:
Golden Genesis Company
4585 McIntyre Street
Golden, CO  80403
Attention:
Telephone:  (303) 271-7465
Facsimile:   (303) 271-7193

with a copy to:
Hogan & Hartson L.L.P.
One Tabor Center
1200 Seventeenth Street, Suite 1500
Denver, CO  80202
Attention:  Steven A. Cohen
Telephone:  (303) 899-7324
Facsimile:  (303) 899-7333

provided, that any notice of change of address shall be effective only upon receipt.

Section 11.13  Resolution of Disputes.

(a) Any dispute, claim or controversy arising out of or relating to this Agreement or the Annexes, Exhibits, Schedules or other documents or instruments referred to herein or the breach, termination or validity thereof (a "Dispute") shall be resolved in accordance with the procedures set forth in this Section
11.13. These procedures shall be the sole and exclusive process for the resolution of any such Dispute. However, any party may initiate litigation to obtain a preliminary injunction or other provisional relief, pending the completion of the procedures set forth in this Section 11.13, if in its sole judgment such action is necessary to avoid irreparable damage or to preserve the status quo.

(b) The parties shall attempt in good faith to resolve any Dispute promptly by negotiation. Any party may give the other party written notice of any Dispute not resolved in the normal course of business. Within 20 days after delivery of such notice, the receiving party shall submit to the other a written response. The notice and the response shall include a statement of each party's position and a summary of arguments supporting that position. Within 30 days after delivery of the disputing party's notice, both parties shall meet at a mutually acceptable time and place, and thereafter as often as they reasonably deem necessary, to attempt to resolve the Dispute. All reasonable requests for information made by one party to the other shall be honored. If the Dispute has not been resolved within 45 days of the receipt of the disputing party's notice, or if the parties fail to meet within 30 days, either party may initiate mediation of the controversy as provided hereinafter.

(c) If the Dispute has not been resolved by negotiation as provided herein, upon the written request of either party, the parties shall endeavor to settle the Dispute by mediation under the CPR Model Procedure for Mediation of Business Disputes, promulgated by the CPR Institute for Dispute Resolution ("CPR"), that is in effect on the date of this Agreement except as modified herein ("CPR Model Rules"). If the parties are unable to agree upon a mediator within 15 days of the request for mediation, the mediator shall be selected by CPR from the CPR Panels of Neutrals. In the event that the Dispute has not been resolved by mediation within 30 days of appointment in accordance with the CPR Model Rules of a mediator, either party may initiate arbitration as provided in this Section 11.13.

(d) All negotiations held and submissions made pursuant to subparagraphs (b) and (c) are confidential and shall be treated as compromise and settlement negotiations for purposes of the Federal Rules of Evidence and state rules of evidence.

(e) Any Dispute which has not been resolved by use of the processes set forth in subparagraphs (b) and (c) above shall be resolved by a sole arbitrator under arbitration in accordance with the CPR Rules for Non-Administered Arbitration of Business Disputes in effect on the date of this Agreement except as modified herein. However, if one party has requested the other to participate in the processes set forth in subparagraphs (b) or (c) and the other has failed to participate, including the failure to give any required notices, the requesting party may initiate arbitration immediately. The arbitration shall be governed by the United States Arbitration Act, 9 U.S.C. 1-16, and judgment upon the award rendered by the arbitrator may be entered by any court having jurisdiction thereof. The place of arbitration shall be Denver, Colorado. The arbitrator is not empowered to award damages in excess of compensatory damages and each party hereby irrevocably waives any right to recover such damages with respect to any dispute resolved by arbitration.

Section 11.14 Specific Performance. The parties hereto agree that, in the event that a Dispute comes before a sole arbitrator pursuant to Section 11.12(e), such sole arbitrator may take into account (subject to acting in accordance with the provisions of Section 11.12(e)) in resolving such Dispute that the parties hereto agree that if any of the provisions of this Agreement were not performed in accordance with their specific terms or were otherwise breached, irreparable damage would occur, no adequate remedy at law would exist and damages would be difficult to determine, and that the parties shall be entitled to specific performance of the terms hereof, in addition to any other remedy at law or in equity.

[SIGNATURE PAGES TO FOLLOW]

IN WITNESS WHEREOF, Purchaser, the Company and each of the Shareholders have caused this Agreement to be duly executed on the day and year first above written.

BY SIGNING THIS AGREEMENT, EACH SHAREHOLDER FOR ITSELF EXPRESSLY CONFIRMS AND AGREES TO ANNEX I TO THIS AGREEMENT AND THE INFORMATION WITH RESPECT TO SUCH SHAREHOLDER CONTAINED THEREIN.

GOLDEN GENESIS COMPANY


By:  /s/ Jeffrey C. Brines
     Name:
     Title:


REMOTE POWER, INC.


By:  /s/ John A. Phillips
     Name:  John A. Phillips
     Title:  President


  /s/ Brian K. Christensen
Brian K. Christensen


  /s/ Charles A. Bachman, Jr.
Charles A. Bachman, Jr.


  /s/ John A. Phillips
John A. Phillips


  /s/ Michael A. Hernandez
Michael A. Hernandez


  /s/ Peter M. Semple
Peter M. Semple


  /s/ Vicki Weller
Vicki Weller


  /s/  Leonard W. Loomans
Leonard W. Loomans


  /s/ Cristina M. Duarte
Cristina M. Duarte


  /s/ H. Welch
James H. Welch


ANNEX I

A.   Shareholders

Shareholder            Shares Owned      Shareholder's Portion
                                           of Purchase Price

Brian K. Christensen         70                   2.02%
Charles A. Bachman, Jr.     175                   5.06%
Cristina M. Duarte           70                   2.02%
James H. Welch              865                  25.00%
John A. Phillips          2,000                  57.80%
Leonard W. Loomans          140                   4.05%
Michael A. Hernandez         70                   2.02%
Peter M. Semple              35                   1.01%
Vicki Weller                 35                   1.01%
Total Shares              3,460                 100.00%


List of Exhibits and Schedules

EXHIBIT A     Company's Certificate
EXHIBIT B     Company's Opinion
EXHIBIT C     Purchaser Certificate
EXHIBIT D     Consulting Agreement
EXHIBIT E     Purchaser's Opinion

Company's Disclosure Schedules