Form 10-Q
period 1998-09-30
GOLDEN GENESIS CO
filed 1998-11-17
CIK 746255

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-Q


[X]            QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                 OF THE SECURITIES AND EXCHANGE ACT OF 1934

             For the quarterly period ended September 30, 1998

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

   Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes /X/ No / /

At October 27, 1998 16,848,896 shares of the Registrant's Common Stock were outstanding.


                        GOLDEN GENESIS COMPANY

                                 INDEX




PART I   Financial Information                         Page Number


Item 1.  Financial Statements

         Consolidated Balance Sheets - September 30,
          1998 and December 31, 1997                           1

         Consolidated Statements of Operations -
          Three and nine months ended September 30,
          1998 and 1997                                        2

         Consolidated Statements of Cash Flows -
          Nine months ended September 30, 1998 and 1997        3

         Notes to Consolidated Financial Statements            4


Item 2.  Management's Discussion and Analysis
          of Financial Condition and Results of
          Operations                                           6


PART II   Other Information

Item 5.   Other Information                                    10

Item 6.   Exhibits and Reports on Form 8-K                     10

I.  FINANCIAL INFORMATION
ITEM 1.  FINANCIAL STATEMENTS
                          GOLDEN GENESIS COMPANY
                        CONSOLIDATED BALANCE SHEETS
                                          September 30,   December 31,
Assets                                       1998            1997
Current Assets                            (Unaudited)
  Cash and cash equivalents               $ 1,227,829    $ 1,182,307
  Accounts receivable, net                 10,470,962      7,276,527
  Inventories                               7,313,347      5,810,400
  Property held for sale, net                   --         1,017,779
  Deferred tax asset                          193,343        193,343
  Other current assets                        848,625        221,546
Total Current Assets                       20,054,106     15,701,902

Property and equipment, net                 2,718,609      1,683,560
Deferred tax asset                            156,657        156,657
Goodwill, net                               5,039,802      1,620,280
Other assets, net                             471,739        342,243
                                           ----------     ----------
     Total Assets                         $28,440,913    $19,504,642
                                           ==========     ==========
Liabilities and Stockholders' Equity
Current Liabilities
  Current installments of long-term debt  $     --       $    81,787
  Accounts payable                          5,239,092      2,912,173
  Notes Payable                             5,070,170          --
  Other accrued expenses                    1,741,324        654,227
Total Current Liabilities                  12,050,586      3,648,187

Long-term debt, less current installments   5,162,104      4,150,479
                                           ----------      ---------
     Total Liabilities                     17,212,690      7,798,666

Commitments and contingencies

Stockholders' Equity
  Preferred stock: $.001 par value,
     5,000,000 shares authorized
    Series A 12% convertible preferred stock,
     125,000 shares authorized; 38,972
     shares issued and outstanding                 39             39
    Series AA 11% convertible preferred stock,
     200,000 shares authorized; 44,165 shares
     issued and outstanding                        44             44
  Common stock: $.10 par value, 25,000,000
     shares authorized; 16,819,044 and
     16,245,044 shares issued and
     outstanding, respectively              1,681,904      1,624,504
   Additional paid-in capital              17,049,154     16,121,249
     Accumulated other comprehensive loss    (722,428)      (439,890)
     Accumulated deficit                   (6,780,490)    (5,599,970)
                                           ----------     ----------
     Total Stockholders' Equity            11,228,223     11,705,976
     Total Liabilities and Stockholders'   ----------     ----------
      Equity                              $28,440,913    $19,504,642
                                           ==========     ==========
See accompanying notes to consolidated financial statements.

                        GOLDEN GENESIS COMPANY
                 CONSOLIDATED STATEMENTS OF OPERATIONS
                              (UNAUDITED)

                                     Three Months Ended          NineMonths Ended
                                        September 30,              September 30,
                                     ------------------          -----------------
                                     1998          1997          1998         1997
                                  ----------    ----------    ----------   ----------
Sales, net                       $11,858,515   $ 8,568,587   $31,184,850  $22,803,841
Cost of sales                     10,778,765     6,393,807    26,282,583   17,849,439
                                  ----------    ----------    ----------   ----------
     Gross profit                  1,079,750     2,174,780     4,902,267    4,954,402

Selling, general and
 administrative expenses           2,089,131     1,656,241     5,597,925    5,519,894
Asset impairment and
 restructuring expense               323,673       -             323,673        -
                                  ----------    ----------    ----------    ----------
    Income (loss) from operations (1,333,054)      518,539    (1,019,331)    (565,492)

Other income (expenses):
     Interest expense               (161,416)      (60,168)     (342,407)     (83,307)
     Other income, net               193,660        20,097       180,565       22,107
                                  ----------    ----------    ----------    ----------
Income (loss) before income taxes (1,300,810)      478,468    (1,181,173)    (626,692)

Income tax                              -             -            -             -
                                  ----------    ----------    ----------    ----------
     Net income (loss)            (1,300,810)      478,468    (1,181,173)    (626,692)

Preferred stock dividends            -              13,132         2,338       40,783
                                  ----------    ----------    ----------    ----------
Net income (loss) applicable to
common stockholders              $(1,300,810)  $   465,336  $ (1,183,511) $  (667,475)
                                  ==========    ==========    ==========    ==========
Net income (loss) per basic
share of common stock            $     (0.08)  $      0.03  $      (0.07) $     (0.04)
                                  ==========    ==========    ==========    ==========

Weighted average shares
outstanding - basic               16,787,914    16,234,020    16,670,520    16,206,103
                                  ==========    ==========    ==========    ==========
Net income (loss) per diluted
share of common stock            $     (0.08)  $      0.03  $      (0.07) $     (0.04)
                                  ==========    ==========    ==========    ==========

Weighted average shares
Outstanding - diluted             17,006,890    16,333,823    16,875,491    16,416,240
                                  ==========    ==========    ==========    ==========

Comprehensive loss               $(1,379,215)  $   464,984  $ (1,463,710) $  (667,247)
                                  ==========    ==========    ==========    ==========
See accompanying notes to consolidated financial statements.

                        GOLDEN GENESIS COMPANY
                 CONSOLIDATED STATEMENTS OF CASH FLOWS
                              (UNAUDITED)

                                               Nine Months Ended
                                                  September 30,
                                               -----------------
                                               1998          1997
Cash flows from operating activities:
Net loss                                  $(1,181,173)  $ (626,692)
Adjustments to reconcile net loss to
 net cash used in operating activities,
 net of effects of acquisitions:
     Depreciation and amortization            592,432       395,191
     Net gain on sale of assets              (176,015)         -
     Non-cash stock option settlement charge     -          650,000
     Change in accounts receivable           (381,216)   (1,362,422)
     Change in inventories                  1,512,122    (2,147,014)
     Change in accounts payable and
      accrued expense                        (719,604)      139,254
     Change in other current assets           119,882        22,018
                                             ---------     ---------
Net cash used in operating activities        (233,572)   (2,929,665)

Cash flows from investing activities:
     Purchase of property and equipment      (405,138)     (476,805)
     Proceeds from sale of assets           1,308,518          -
     Cash paid for acquisitions and other
      assets, net of cash acquired           (420,366)     (378,655)
                                             ---------     ---------
Net cash provided (used) by
 investing activities                         483,014      (855,460)

Cash flows from financing activities:
     Repayments of debt                      (984,767)     (540,577)
     Proceeds from issuance of debt           750,000     3,802,250
     Proceeds from issuance of common stock    34,354        78,980
     Cash dividends on preferred stock         (3,507)      (27,651)
                                             ---------     ---------
Net cash provided (used) by
 financing activities:                       (203,920)    3,313,002

Net (decrease) increase in cash and cash
 equivalents                                   45,522      (472,123)

Cash and cash equivalents at beginning
 of period                                  1,182,307     1,377,898
                                            ---------     ---------
Cash and cash equivalents at end
 of period                                 $1,227,829    $  905,775
                                            =========     =========

Non-cash investing and financing activities:

Stock issued for acquisitions              $1,006,250
Debt issued for acquisitions               $3,605,000

See accompanying notes to consolidated financial statements.

                           GOLDEN GENESIS COMPANY
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                             September 30, 1998
                                (UNAUDITED)

Note 1.   Inventories

Inventories consist of the following:

                                       September 30,  December 31,
                                            1998         1997
Raw materials and goods purchased
 for resale                              $8,136,984   $5,702,452
Work-in-process                              35,710      209,494

Less allowance for obsolescence            (859,347)    (101,546)
Total Inventories                        $7,313,347   $5,810,400

Note 2.   Reclassifications

Certain reclassifications have been made in the 1997 financial statements to conform to the classifications used in 1998. In addition, all earnings per share data presented have been adjusted for the adoption of Statement of Financial Accounting Standards ("SFAS") No. 128 "Earnings Per Share."

Note 3.   Asset impairment and restructuring

During the third quarter of 1998 the Company made a decision to restructure its manufacturing operations. Specialty module manufacturing will be consolidated in Argentina and the Solarjack water pump manufacturing will be relocated to Scottsdale and outsourced to external suppliers. This restructuring will be completed by December 31, 1998. As of September 30, 1998 the Company expensed $288,000 for the impairment of assets used in the manufacturing operations. This impairment is an estimate of the net book value less potential sales price of the equipment which will no longer be used because of the restructuring. The carrying value of the equipment is approximately $300,000. In addition the Company expensed $36,000 for severances to be paid to 19 manufacturing, administration and sales employees to be terminated under the plan. No termination benefits had been paid as of September 30, 1998. At September 30, 1998 the Company had a severance reserve of $36,000 included in Other accrued expenses on the Balance Sheet.

Note 4.   Acquisitions

On January 23, 1998 Golden Genesis Company (the "Company") acquired Silicon Energy Corporation, a California corporation doing business as Utility Power Group ("UPG"). UPG, headquartered in Chatsworth, California, functions as a value added systems integrator of solar electric products, specializing in on-grid and off-grid solar and hybrid power systems. The acquisition was structured as a merger with Utility Power Group, Inc., a wholly owned subsidiary of the Company, as the surviving corporation. The aggregate consideration paid by the Company in connection with this merger was $1,250,000. The Company issued 400,000 shares of its common stock valued at $650,000 and paid $600,000 in cash. The Company's principal stockholder financed the cash portion of the merger. The acquisition of UPG was accounted for as a purchase and has been included in the Company's results of operations since January 23, 1998. Accordingly, the purchase price was allocated to the net assets acquired based upon their estimated fair market values. The excess of purchase price over the fair market values of net assets acquired of $1,179,036 is being amortized over 20 years using the straight-line method.

On July 21, 1998 the Company acquired Remote Power, Inc. ("RPI"), a Colorado corporation. RPI, headquartered in Westminster, Colorado, is a distributor and systems integrator utilizing solar electric systems for customers primarily within the oil and gas and railroad industries. The acquisition was structured and accounted for as a stock purchase with RPI becoming a wholly owned subsidiary of the Company. The aggregate consideration paid by the Company in connection with this purchase was $476,250. The Company issued 150,000 shares of its common stock valued at $356,250 and paid $120,000 in cash. Accordingly, the purchase price was allocated to the net assets acquired based upon their estimated fair market values. The excess of purchase price and expenses incurred over the fair market value of net assets acquired of $474,237 is being amortized over 20 years using the straight-line method.

On September 4, 1998 the Company acquired Golden Genesis do Brazil Energy Renovavel, Ltda. ("GGB"), a corporation organized under the laws of the Federative Republic of Brazil. The acquisition was structured as a stock purchase with GGB becoming a wholly owned subsidiary of the Company. GGB was purchased from Golden Technologies Company, Inc. ("GTC"), the Company's majority shareholder and ACX Technologies, Inc. ("ACX"), GTC's parent corporation. The purchase was accounted for as a transfer of the net assets and liabilities of GGB from GTC and ACX to the Company.
The aggregate consideration paid by the Company in connection with this purchase was $5,000. The $5,000 was in the form of a one-year note payable to GTC. Goodwill of $155,683 related to GGB is being amortized over 20 years using the straight-line method.

On September 4, 1998 the Company acquired Solartec Sociedad Anonima ("Solartec"), a corporation organized under the laws of the Republic of Argentina. The acquisition was structured as a stock purchase with Solartec becoming a wholly owned subsidiary of the Company. Solartec was purchased from GTC and ACX. The purchase was accounted for as a transfer of the net assets and liabilities of Solartec from GTC and ACX to the Company. The aggregate consideration paid by the Company in connection with this purchase was a one-year note payable to GTC in the amount of $3,600,000. Goodwill of $1,820,617 related to Solarted is being amortized over 20 years using the straight-line method.

The following pro forma information has been prepared assuming that the Solartec acquisition had occurred on January 1, 1997. The pro forma information includes adjustments for amortization of goodwill recorded pursuant to purchase accounting and increased interest expense related to new borrowings at applicable rates for the purchase. The pro forma financial information is presented for informational purposes only and may not be indicative of the results of operations as they would have been had the transaction been effected on the assumed date, nor is it necessarily indicative of the results of operations which may occur in the future.

                                     Three Months Ended          Nine Months Ended
                                        September 30,              September 30,
                                     ------------------          -----------------
                                     1998          1997          1998        1997
                                  ----------    ----------    ----------  ----------
Sales, net                       $12,445,523   $10,248,698   $34,528,346  $26,720,034
                                 ===========   ===========   ===========  ===========
Net income (loss)                $(1,314,335)  $   433,630   $(1,369,909) $  (841,723)
                                 ===========   ===========   ===========  ===========
Net income (loss) per basic
   share of common stock         $     (0.08)  $      0.03   $     (0.08) $     (0.05)
                                 ===========   ===========   ===========  ===========
Net income (loss) per diluted
   share of common stock         $     (0.08)  $      0.03   $     (0.08) $     (0.05)
                                 ===========   ===========   ===========  ===========

Note 5.   New Accounting Standards

Statement of Financial Accounting Standard ("SFAS") No. 130, "Reporting Comprehensive Income," was issued in June 1997. The statement establishes standards for reporting and display of comprehensive income in financial statements, and was adopted by the Company in the first quarter of 1998. The Company's comprehensive income consists of net income, preferred stock dividends and certain foreign currency translation adjustments.

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


Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

Business Overview

The Company markets, engineers, manufactures and distributes solar electric systems utilized primarily in remote areas. Areas generally include those where electric power is needed but access to electricity is unavailable, inconvenient or costs are relatively high. Two primary markets compose the majority of the Company's results from operations: the industrial market and the distribution market.

The Company services a variety of customers in the industrial market. These customers have power generation needs for communication systems, traffic signal systems and remote monitoring systems. In addition, the industrial market includes customers that use solar electric systems connected directly into power grids.

The Company's distribution market includes more than 700 solar energy dealers, which are predominantly located in North and South America. The Company delivers a wide range of solar modules and related hardware to the dealer network. The distribution market also includes retail sales through Sunelco, a wholly owned subsidiary of the Company, a systems integrator and mail-order design firm, and direct sales to end users of prepackaged solar systems for recreational vehicles and boats and water pumping systems for small residential customers or large agricultural and village applications.

The Company's operating results reflect the strategic decisions to increase marketing resources to expand current domestic and international sales and activities to consolidate manufacturing, operations support and administration. Management believes that the consolidation will allow the Company to serve customers with higher quality goods and services at a lower overall cost.

Results of Operations

Sales: Sales for the third quarter of 1998 were $11,858,000, a 38% increase over the $8,569,000 for the third quarter of 1997. The third quarter revenue included a slight decrease in sales in base business and $3,417,000 of sales from the current year acquisitions of UPG, RPI, Solartec and GGB. Year to date sales in 1998 were $31,185,000, a 37% increase over the $22,804,000 in the same period last year. The increase is due to the acquisitions of UPG, RPI, Solartec and GGB, several large projects delivered to telecommunications customers including contracts resulting from the acquisition of certain assets of Integrated Power Corporation ("IPC") on July 2, 1997, and growth within the domestic distribution markets.

The Company's sales mix in the third quarter of 1998 was approximately 45% industrial sales and 55% distribution sales as compared to 52% industrial products and 48% distribution during the third quarter of 1997. The shift in the sales mix from industrial to distribution is mainly due to the acquisition of Solartec and GGB, and a significant increase in base distribution sales. Overall industrial sales increased primarily as a result of the previously mentioned acquisitions, however, weaker demand from the petrochemical industry partially offset the overall increase.

The year to date sales mix was 51% industrial and 49% distribution as compared to 46% industrial and 54% distribution in the same period of the prior year. The shift in the year to date mix towards industrial was largely due to the addition of sales by UPG and several large projects delivered to the telecommunications industry. This shift was partially offset by decreased demand in the petrochemical industry.

Gross Profit: Gross profit decreased 50% to $1,079,000 in the third quarter of 1998 from $2,175,000 in the third quarter of 1997. Gross profit margins decreased from 25% in the third quarter of 1997 to 9% in the third quarter of 1998. Gross profit decreased 1% to $4,902,000 in the first nine months of 1998 from $4,954,000 for the first nine months of 1997. Gross profit margins decreased to 16% for the first nine months of 1998 from 22% in the first nine months of 1997.

The decrease in gross profit is largely due to $821,000 in one-time charges included in the cost of goods sold for the quarter. These charges relate to the Company's decision to discontinue certain distribution products, consolidate specialty module manufacturing in Argentina, and relocate and outsource certain component manufacturing for its Solarjack water pumps and motors. Without these one-time charges, gross profit for the third quarter of 1998 would have decreased 13% compared to the third quarter of 1997. Gross profit margin would have decreased from 25% in the third quarter of 1997 to 16% in the third quarter of 1998. The decrease in gross profit and gross margin in the third quarter of 1998 excluding one-time charges is due in part to high margins realized on a telecommunications project in the third quarter of 1997, lower price realization caused by competition in all markets and decreased sales to customers in the petrochemical industry.

Without the one time charges the gross profit would have increased 16% to $5,723,000 in the first nine months of 1998 from $4,954,000 in 1997. Gross margin would have decreased to 18% for the first nine months of 1998 from 22% in 1997. The increase in gross profit is due to higher sales resulting primarily from the previously mentioned acquisitions and the domestic distribution market.

As the Company continues to become more efficient in its operations through consolidation efforts, it believes that it can continue to increase efficiencies, improve product quality, enhance customer service and reduce its operating costs. These factors combined will allow the Company to remain competitive and increase the Company's gross margins in the future.

Selling, General and Administrative Expenses ("SG&A"): SG&A expenses increased 26% to $2,089,000 in the third quarter of 1998 from $1,656,000 in the third quarter of 1997. SG&A expenses increased 1% to $5,598,000 in the first nine months of 1998 from $5,520,000 in the same period in 1997. SG&A for year to date 1997 includes a compensation charge of approximately $800,000 associated with the severance agreements with former executives of the Company. Excluding the 1997 charge, SG&A increased 18% year to date in 1998 compared to the same period in 1997. Excluding the 1997 settlement charge and a 1998 one time charge of $13,000, SG&A as a percentage of sales decreased from 19% in the third quarter of 1997 to 18% in the third quarter of 1998 and from 21% in the first nine months of 1997 to 18% in the same period in 1998. The decrease in SG&A as a percentage of sales is a result of higher sales and the Company's strategy of consolidating operations, manufacturing and administration in Scottsdale, Arizona.

Asset Impairment and Restructuring Expenses: During the third quarter of 1998 management decided to consolidate the manufacturing of specialty modules and restructure the manufacturing of Solarjack water pumps. As a part of this plan, certain fixed assets were impaired. The Company's reserve for impaired assets was approximately $288,000. In addition the Company accrued $36,000 for severance payments relating to the release of employees involved in the manufacture of specialty modules and Solarjack water pumps.

Other Income (Expense): The Company's non-operating income and expense primarily consists of interest expense, consulting income and a gain on the sale of the Company's former Scottsdale facility.

Income Tax: The Company did not recognize any income tax benefit or expense for the nine months ended September 30, 1998 or 1997. Realization of the net operating losses generated in prior periods is dependent on generation of future taxable income and limited by ownership changes. At this time, management has determined that it is more likely than not that $350,000 of the deferred tax asset will be realized and therefore has provided a valuation allowance for all but $350,000 of the deferred tax asset. The realizability of the deferred tax asset will be monitored on a quarterly basis.

Net Income (Loss): The Company reported a net loss of $1,301,000 or $0.08 per diluted common share, for the third quarter of 1998 and a net loss of $1,181,000 or $0.07 per diluted common share, for the first nine months of 1998. In 1997 the Company reported net income of $478,000 or $0.03 per diluted common share, and a net loss of $627,000 or $0.04 per diluted common share for the comparable periods. Without one time charges in 1998 the Company would have reported a net loss of $143,000 and $23,000 for the third quarter and year to date, respectively. Without the one time charge in 1997 the company would have reported net income of $479,000 and net income of $173,000 for the third quarter and year to date, respectively. Lower gross margins as discussed above are primarily responsible for the change to a net loss for the third quarter and the first nine months of 1998.

Liquidity and Capital Resources

The Company's liquidity is generated from both internal and external sources and is used to fund short-term working capital needs, capital expenditures and acquisitions. Internally generated liquidity is measured by net cash flows from operations, as discussed below, and working capital. At September 30, 1998, the Company's working capital (current assets minus current liabilities) was $8,004,000 with a current ratio (current assets divided by current liabilities) of 1.66 to 1.

The Company has established an unsecured, $4,750,000 line of credit with ACX Technologies, Inc. ("ACX"), the parent of the Company's majority shareholder. This facility bears interest, payable quarterly, at 1% below prime. The principal balance is due October 31, 2000. At September 30, 1998, the Company had borrowed $4,250,000 under this line for use in funding working capital needs, capital expenditures, the July 1997 acquisition of the assets and certain contracts of IPC and the January 1998 acquisition of UPG.

On September 4, 1998 the Company incurred a $3,600,000 note payable to GTC in connection with the purchase of Solartec. This note bears interest, payable quarterly at a rate equal to fifty (50) basis points above the 360 day LIBOR rate on September 4, 1998. The principal balance is due September 3, 1999.

As shown in the Consolidated Statements of Cash Flows, net cash used by operations was $234,000 and $2,930,000 for the first nine months of 1998 and 1997, respectively. The decrease in the use of cash for operations between the first nine months of 1997 and the first nine months of 1998 is primarily the result of a decrease in inventory partially offset by an increase in accounts receivable and a decrease in accounts payable and accrued liabilities. The increases and decreases in current assets and liabilities are exclusive of assets and liabilities purchased with UPG, RPI, GGB and Solartec which are recorded in investing activities and discussed below. In addition the net loss in the first nine months of 1998 offset the cash generated by lower working capital mentioned above.

During the first nine months of 1998, the Company invested $405,000 in capital expenditures to upgrade computer equipment and leasehold improvements for the new Scottsdale facility. This represents an increase of $72,000 over capital expenditures in the first nine months of 1997. The Company invested $420,000 net of cash acquired for the purchase of UPG, RPI, GGB, and Solartec in the first nine months of 1998. The UPG purchase included inventory of $1,977,000, accounts receivable of $710,000 and liabilities of $2,724,000. The RPI purchase included inventory of $111,000, accounts receivable of $156,000 and liabilities of $154,000

The GGB purchase included inventory of $254,000, accounts receivable of $339,000, other current assets of $334,000, net fixed assets of $67,000 and current liabilities of $664,000. The Solartec purchase included inventory of $813,000, accounts receivable of $1,748,000, other current assets of $413,000, net fixed assets of $1,042,000 and current liabilities of $2,060,000.

Although no assurances can be made, the Company currently expects that cash flows from operations and access to its line of credit will be sufficient to meet the Company's needs for working capital, temporary financing for capital expenditures and acquisitions.

The impact of inflation on the Company's financial position and results of operations has been minimal and is not expected to adversely affect future results.

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



These statements should be read in conjunction with the financial statements and notes thereto included in the Company's Form 10-K for the year ended December 31, 1997. The accompanying financial statements have not been examined by independent accountants in accordance with generally accepted auditing standards, but in the opinion of the management of the Company, such financial statements include all adjustments necessary to summarize fairly the Company's financial position and results of operations. All adjustments made to the interim financial statements presented are of a normal recurring nature. The results of operations for the three month and nine month periods ended September 30, 1998 may not be indicative of results that may be expected for the year ending December 31, 1998.

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

PART II.  OTHER INFORMATION

Item 5.   Other Information

On October 8, 1998 the Company announced that John K. Coors resigned as President and CEO of the Company. John Coors will continue to be on the Company's Board of Directors and was elected Chairman of the Board replacing Jed Burnham. Jed will continue to be a director.

Item 6.   Exhibits and Reports on Form 8-K

(a)    Exhibits

The following Exhibits are filed as part of this Report:

Exhibit
Number                     Description                                Page

3.1       Certificate of Incorporation of Golden Genesis Company
          (filed as Exhibit 3.1 to the Company's Quarterly Report on Form 10-Q for the quarter ended June 30, 1998 and incorporated herein by reference).

3.2       Golden Genesis Company Bylaws adopted June 8, 1998.
          (filed as Exhibit 3.1 to the Company's Quarterly Report on Form 10-Q for the quarter ended June 30, 1998 and incorporated herein by reference).

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

4.5 Registration Rights Agreement between the Company, and Golden Technologies, Inc. and ACX Technologies,
          Inc. dated November 21, 1996 (filed as Exhibit 4.5 to the Company's Annual Report on Form 10-KSB for the year ended August 31, 1996 and incorporated herein by reference).

10.1 Agreement and Plan of Merger between Photocomm, Inc. and Silicon Energy Corporation dated January 23, 1998 (filed as
          Exhibit 2.1 to Form 8-K on February 18, 1998 and incorporated herein by reference).

10.2 Agreement and Plan of Merger between Photocomm, Inc., an Arizona corporation, and Golden Genesis Company, a Delaware corporation, dated June 9, 1998. (filed as Exhibit 3.1 to the Company's
           Quarterly Report on Form 10-Q for the quarter ended June 30, 1998 and incorporated herein by reference).

10.3 Articles of Merger of Photocomm, Inc., an Arizona corporation, into Golden Genesis Company, a Delaware corporation, dated June 9, 1998. (filed as Exhibit 3.1 to the Company's Quarterly Report on Form 10-Q for the quarter ended June 30, 1998 and incorporated herein by reference).

10.4 Certificate of Merger of Photocomm, Inc., an Arizona corporation, into Golden Genesis Company, a Delaware corporation, dated
          June 9, 1998. (filed as Exhibit 3.1 to the Company's Quarterly Report on Form 10-Q for the quarter ended June 30, 1998 and incorporated herein by reference).

10.5      Share Purchase Agreement between Golden Genesis Company
          Remote Power, Inc. and its shareholders dated July 21, 1998. (filed as Exhibit 3.1 to the Company's Quarterly Report on Form 10-Q for the quarter ended June 30, 1998 and incorporated herein by reference).

10.6      Share Purchase Agreement between Golden Genesis Company,
          Golden Technologies Company, Inc. and ACX Technologies, Inc. dated September 4, 1998. (filed as Exhibit 2 to the Company's Form 8-K dated September 4, 1998 and incorporated herein by reference).

27        Financial Data Schedule                                            12

(b)    Reports on Form 8-K

Form 8-K dated January 23, 1998 Acquisition of Utility Power Group, amended and restated bylaws and potential litigation.

Form 8-K dated June 9, 1998 Reincorporation of the Company into Delaware and completion of the name change to Golden Genesis Company.

Form 8-K dated September 4, 1998 Acquisition of Solartec Sociedad Anonima.

                              SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: November 16, 1998

Golden Genesis Company


By:  /s/ J. Michael Davis           By:  /s/ Jeffrey C. Brines
     --------------------                ---------------------
     J. Michael Davis                    Jeffrey C. Brines
     Chief Operating Officer             Chief Financial Officer
     (Acting Chief Executive             (Duly Authorized Officer and
     Officer)                            Principal Financial Officer)