Form 10-K
period 1998-12-31
GOLDEN GENESIS CO
filed 1999-03-31
CIK 746255

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                                   FORM 10-K

[X]                Annual Report Pursuant to SECTION 13 OR 15(d)
                      of the Securities Exchange Act of 1934
                   For the fiscal year ended December 31, 1998

                                      OR

[ ]                 Transition Report Under Section 13 OR 15(d)
                      of the Securities Exchange Act of 1934
                            	Commission File No. 0-12807

                             Golden Genesis Company
              (Exact name of registrant as specified in its charter)

            Delaware                                    86-0411983
(State or other jurisdiction of                      (I.R.S. Employer
incorporation or organization)                       Identification No.)


4585 McIntyre St. Golden, Colorado                         80403
(Address of principal executive offices)                 (Zip Code)


       Registrant's telephone number, including area code: (303)271-7465

        Securities Registered under Section 12(b) of the Exchange Act:

                               Not Applicable

        Securities Registered under Section 12(g) of the Exchange Act:

                        common stock, $0.10 par value
                              Title of Class

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

As of March 5, 1999, the aggregate market value of the 8,223,569 shares of Common Stock of the Registrant issued and outstanding on such date based on the average of the bid and ask prices as represented by the Nasdaq SmallCap Market, excluding shares held by all affiliates of the Registrant, was approximately $11,948,846.

Number of shares of Common Stock outstanding at March 5, 1999: 17,152,948.

	TABLE OF CONTENTS




PART I											Page

Item 1.   Business                                                   1
Item 2.   Properties                                                 7
Item 3.   Legal Proceedings                                          7
Item 4.   Submission of Matters to a Vote of
          Security Holders                                           7


PART II

Item 5.   Market for Registrant's Common Equity and
          Related Stockholder Matters                                8
Item 6.   Selected Financial Data                                    9
Item 7.   Management's Discussion and Analysis of
          Financial Condition and Results of Operations             10
Item 7a.  Quantitative and Qualitative Disclosure About
          Market Risk                                               15
Item 8.   Financial Statements and Supplementary Data               16
Item 9.   Changes In and Disagreements with Accountants
          on Accounting and Financial Disclosure                    42

PART III

Item 10.  Directors and Executive Officers of the Registrant        42
Item 11.  Executive Compensation                                    45
Item 12.  Security Ownership of Certain Beneficial
          Owners and Management                                     47
Item 13.  Certain Relationships and Related Transactions            49
Item 14.  Exhibits, Financial Statement Schedules and
          Reports on Form 8-K                                       51

	PART I

Item 1.	Business

Company Background

Golden Genesis Company, directly and through its wholly owned subsidiaries (collectively, the "Company"), is engaged primarily in the development, manufacturing and marketing of photovoltaic (solar electric) power systems and related products.

The Company was incorporated as Photocomm, Inc. in 1981 under the laws of the State of Arizona. On April 1, 1998, Photocomm, Inc. began doing business as ("dba") Golden Genesis Company. On May 27, 1998, the Company's shareholders voted to reincorporate in Delaware under the name Golden Genesis Company.

On November 21, 1996, the Company entered into a new financial and strategic agreement with Golden Technologies, Inc. ("GTC"), a wholly owned subsidiary of ACX Technologies, Inc. ("ACX"), and New World Power Corporation ("NWP") (the "Stock Purchase Agreement"). Pursuant to the Stock Purchase Agreement, GTC acquired NWP's 44% interest in the Company, and NWP and the Company terminated all of their respective rights and options pursuant to prior agreements. GTC also acquired from the Company 1,000,000 shares of newly issued common stock, par value $0.10 per share (the "Common Stock"), at a purchase price of $2.75 per share.

In conjunction with the Stock Purchase Agreement, GTC also acquired 450,000 shares of common stock from Programmed Land, Inc., 450,000 shares of common stock from Robert R. Kauffman, the Company's former President, 50,000 shares of common stock from Myron Anduri, one of the Company's Vice Presidents, and 50,000 shares of common stock from Thomas LaVoy, the Company's former Chief Financial Officer, in each case at a purchase price of $2.75 per share. As a result of the Stock Purchase Agreement and the transactions contemplated thereby, at March 5, 1999 GTC held approximately 52% of the outstanding common stock and had the voting rights to an additional 3% of the outstanding common stock. The Company granted demand registration rights to GTC covering the shares purchased from NWP, the Company and all other shares they may own, provided that GTC shall pay 50% of the costs of any demand registration.

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

In accordance with the designation rights granted to GTC pursuant to the Stock Purchase Agreement, Jeff Coors, John Coors and Jed Burnham were appointed to the Board of Directors of the Company on November 21, 1996, replacing three incumbent directors. On January 31, 1997 the Company's Board of Directors terminated Robert R. Kauffman, President and Thomas LaVoy, Chief Financial Officer. The Board replaced these executives with John Coors, President and Jeffrey Brines, Chief Financial Officer.

On February 3, 1997, upon recommendation of the Audit Committee, the Company's Board of Directors changed its fiscal year end to December 31 from August 31.

On July 2, 1997, the Company acquired certain assets, customer contracts and sales representative agreements of Integrated Power Corporation, Inc. ("IPC").
 IPC specializes in highly engineered alternative power systems incorporating solar, wind and diesel generators. IPC has historically focused on the industrial markets in Northern Africa and the Middle East. The Company believes the addition of these distribution channels will better enable it to penetrate these active markets. The Company paid $450,000 in cash to acquire these assets.

On January 23, 1998 the Company acquired Silicon Energy Corporation, a California corporation doing business as Utility Power Group. Utility Power Group functions as a value added systems integrator of solar electric products, specializing in on-grid and off-grid solar and hybrid power systems, headquartered in Chatsworth, California. The acquisition was structured as a merger, with Utility Power Group, Inc. ("UPG"), a wholly owned subsidiary of the Company, as the surviving corporation. The aggregate consideration paid by the Company in connection with this merger was $1,250,000. The Company issued 400,000 shares of its common stock valued at $650,000 and paid $600,000 in cash.

On July 21, 1998 the Company acquired Remote Power, Inc. ("RPI"), a Colorado corporation. RPI, headquartered in Westminster, Colorado, is a distributor and systems integrator of solar electric systems for customers primarily within the oil and gas and railroad industries. The aggregate consideration paid by the Company in connection with this purchase was $490,000. The Company issued 150,000 shares of its common stock valued at $370,000 and paid $120,000 in cash.

On September 4, 1998 the Company acquired Golden Genesis do Brazil Energy Renovavel, Ltda. ("GGB"), a corporation organized under the laws of the Federative Republic of Brazil. GGB is a leader in solar water pumping and remote power applications in Brazil. The acquisition was structured as a stock purchase with GGB becoming a wholly owned subsidiary of the Company. GGB was purchased from GTC, the Company's majority shareholder and ACX, GTC's parent corporation. The purchase was accounted for as a transfer of the assets and liabilities of GGB from GTC and ACX to the Company. At the date of transfer GGB had net liabilities of approximately $120,000. The aggregate consideration paid, in addition to net liabilities assumed, by the Company in connection with this purchase was $5,000.

On September 4, 1998 the Company acquired Solartec Sociedad Anonima ("Solartec"), a corporation organized under the laws of the Republic of Argentina. Solartec is Argentina's leading manufacturer, system integrator, and wholesaler of solar electric systems and related equipment. The acquisition was structured as a stock purchase with Solartec becoming a wholly owned subsidiary of the Company. Solartec was purchased from GTC and ACX. The purchase was accounted for as a transfer of the net assets and liabilities of Solartec from GTC and ACX to the Company. The aggregate consideration paid by the Company in connection with this purchase was a one-year note payable to GTC in the amount of $3,600,000. On September 22, 1998 the Board of Directors of the Company received an opinion from Hanifen, Imhoff Inc., Investment Bankers stating that the total consideration paid by the Company for Solartec was fair to the holders of GGC common stock.

During 1998 the Company completed plans to centralize operations, warehousing and administration in Scottsdale, Arizona and reorganize manufacturing by moving specialty module manufacturing to Argentina and pump manufacturing to the new Scottsdale facility. This reorganization was possible due to the capabilities of Solartec (the new subsidiary in Argentina) to manufacture the specialty modules. The main objective of the plans is to reduce costs and become more efficient. The less efficient or higher cost locations were closed (Texas, Tucson and Safford) and their operations moved to the Scottsdale facility. As a result of the plan, the Company's former Scottsdale facility did not have enough space to support the continued growth of the Company. Therefore, the Company moved its Scottsdale operation to a new leased facility on April 1, 1998 and sold the former facility, on September 16, 1998. The Company has committed to a lease on the new facility with a lease term through February 2008.

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

Technology

The fundamental element of a solar electric system is the semiconductor device, or cell, which generates a variable electric current that is directly proportionate to the quantity of sunlight energy absorbed. Solar cells are electrically interconnected to form a module unit in which the cell groupings are formatted to achieve desired module electrical power specifications, such as voltage and current. The solar module is the power-generating component of a complete solar electric system. Additional components of these systems are collectively termed balance of system items, and typically comprise such products as electronic controllers, batteries for energy storage, electrical fuses, switches, wiring and metal structures for the modules, and the actual device to be powered such as lights, motors and other electrical devices.

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

Industry Structure

As a result of the extensive capital requirements and research expenditures necessary to design, develop and produce solar electric modules, the manufacturing side of the market has been dominated by large, multi-national oil and electronics companies in the United States, Japan and Europe. Three companies are the acknowledged world leaders in module manufacturing technology and market share: Siemens Solar Industries ("Siemens Solar"), a division of Siemens A.G.; Solarex Corporation ("Solarex"), a jointly held venture of Amoco Corporation/BP Solar International ("BP Solar"), a subsidiary of British Petroleum Company p.l.c. and Enron Corp.; and Kyocera Corporation ("Kyocera") in Japan. Other major international module manufacturers are Sharp Corporation, Sanyo Corporation, and United Solar Systems Corp. ("United Solar"). British Petroleum Company and Amoco Corporation merged in 1998, bringing BP Solar into the Solarex joint venture with Enron Corp.

The major module manufacturers primarily market their product lines through a network of distributors and dealers who resell modules, with complementary components, to the end-user. The larger distributors in this marketing channel are known as systems integrators who provide design, engineering and technical service to their customers. In the past two years the module manufacturers have begun to provide systems integration directly for end users.


Markets and Products

The market for the Company's solar electric systems is primarily in remote area applications, generally defined as those electric power applications where access to utility power is relatively expensive, inconvenient or not available.

The Company develops, engineers and distributes fully integrated systems to service a variety of industrial customers' needs, including:

* Communication systems where conventional utility power is not available or the cost to extend a line to these sites is prohibitive.
* Traffic signal systems used in urban and remote areas where solar electric applications can frequently be more cost-effective than conventional electric systems that require installing a transformer and underground cable.
* Railroad traffic signaling where the investment in conventional utility lines is often the more expensive option.
* Remote monitoring systems used in production, consumption and scientific data collection where solar electric systems provide reliable power to customers who require monitoring of such diverse facilities or physical locations as well heads, oil and gas pipelines, remotely located weather stations or water tables. Generally, only a small amount of power is needed to operate a transmitter sending a signal over a phone line, a radio transmitter or via satellite.
* Backup power systems in urban areas.

The Company's products within these markets include complete solar electric power systems, system components and certain accessory products. Complete systems consist of one or more solar modules; controllers to monitor, regulate and control the output; and, in most systems, batteries to store the energy generated by the solar modules. Occasionally, backup generators or inverters, which convert DC electric power to AC power, are included as integral components of a system. The Company markets standard prepackaged systems for a wide range of applications. Each system contains the basic components as well as related wiring and connections, mounting devices, and other installation components as appropriate. Grid interconnected systems consist of many solar modules, controllers, inverters and support structures which are connected to a utility's power grid.

The Company designs and installs solar electric systems used by utility power providers who connect arrays of modules directly to their power grid. These are known as grid interconnected systems. A growing number of homeowners in the U.S., Europe, and Asia are expressing a desire for "green electricity." Surveys have shown that a growing percentage of U.S. homeowners will pay a premium for energy produced by clean, renewable sources, such as solar energy. Although this form of electrical power generation continues to cost much more than conventional sources, or fossil fuels, it is anticipated that as restructuring in the U.S. electric utility industry accelerates, and the electric service monopolies are opened up to competition, solar will become more desirable based on real economics as compared to alternative sources.

The Company's distribution market includes a wide range of customers. Today, more than 800 solar energy dealers, predominantly located in North and South America, are part of this service family. The Company delivers both products and services as described below:

* Dealers are supported by delivery of a wide range of solar modules and related hardware. These dealers and their customers are supported by the Company's extensive dealer program, which includes product catalogs, expert application assistance, advertising support to promote their businesses and training to introduce new applications and products at the new corporate training facility.
* The distribution market is also supported by the Company at the retail level by concentrating in system integration and mail-order system design. An extensive catalog is maintained by the Company to provide information about sizing and installation of remote solar energy systems and a web site with a shopping cart feature has been introduced to reach a broader customer base.
* Direct sales of solar electric systems to owners of recreational vehicles and boats are an emerging market. Prepackaged solar energy systems provide the customer with a new source of electricity when conventional sources are unavailable.
* The water pumping system market is another market within the distribution group. The Company manufactures solar electric pumps and designs complete systems for deployment anywhere in the world. With the sun as the energy source, water can be delivered at rates from .5 gallons per minute for small residential customers to over 120 gallons a minute for agricultural or village applications.


Products offered by the Company in these markets include solar modules, inverters, controllers, batteries, battery chargers, switches, metering devices, mounting hardware, water pumps, light fixtures and high efficiency appliances, most of which are either integral to, or used in conjunction with, solar electric power systems.

The Company's international market includes Australia, Argentina and Brazil. The Company offers products to industrial and distribution customers within this market. The dealer network includes over 200 dealers in Argentina and Australia. The international industrial market includes government and private systems for water pumping, rural electrification, and telecommunications in Brazil and Argentina.

The Company manufactures a wide range of products used in solar systems and sold in all segments. Products manufactured by the Company to be used in industrial systems include modules (both Duravolttm and other types), controllers, inverters, and module structures. Products manufactured by the Company to be sold in its distribution network include specialty modules, controllers, inverters and water pump motors. The Company's manufactured products account for less than 10% of the Company's sales.

Suppliers

The photovoltaic module is the most critical element comprising a solar electric power system.

The Company has a photovoltaic module distribution agreement with United Solar. The Company has the exclusive rights to distribute United Solar's Unisolar brand module in the United States and Canada. United Solar is believed to be the world's largest producer of thin film solar modules. The unique Unisolar modules are lightweight durable modules which are less expensive but also less efficient than traditional modules.

The Company also has a solar module distribution arrangement with Kyocera's United States subsidiary Kyocera America, Inc. The Company represents Kyocera solar electric modules in the United States, Canada, Latin America and South America. Kyocera, the world's largest manufacturer of solar electric modules, offers the Company competitive terms and the opportunity to develop and establish a Western Hemisphere dealer organization.

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

Certain key systems components, electronic controllers and Solarjack water pumps are manufactured by the Company and considered to be proprietary. Solar cells are the key raw material used in the Company's manufacturing process. The Company can use solar cells from any of the major module manufacturers but the majority of the solar cells used in its modules are from Kyocera. All other raw materials required in the Company's manufacturing are available from a variety of sources at competitive prices.


Company Marketing Organization

The Company markets its products to a broad range of customers in its distribution and industrial markets domestically and in the international market. Within the North and South American distribution market, Company sales are through a network of over 800 dealers who purchase products from the Company for resale to their own customer accounts, and through direct retail customers primarily accessed by the Company's Sunelco mail-order operation. The distribution segment's sales accounted for approximately 41%, 42%, 33% and 54% of the Company's sales for the years ended December 31, 1998 and 1997, the four months ended December 31, 1996, and the year ended August 31, 1996, respectively. The Company has aggressively expanded its distribution markets through certain dealers in Central and South America. No single customer within the distribution market accounted for more than 10% of the Company's annual sales for any of the reported periods.

Industrial sales, in which the Company develops, engineers and distributes fully integrated systems, for a diverse array of industrial customers are made either through direct sales employees of the Company or through independent sales representatives. Industrial sales represented approximately 45%, 47%, 60% and 44% of the Company's sales for the years ended December 31, 1998 and 1997, the four months ended December 31, 1996 and the year ended August 31, 1996, respectively. During the years ended December 31, 1998 and 1997 no single customer accounted for more than 10% of the Company's sales. During the four months ended December 31, 1996 Motorola Indonesia represented approximately 27% of the Company's sales and no other customer accounted for more than 10% of the Company's sales. During the year ended August 31, 1996, no single customer accounted for more than 10% of the Company's sales.

International sales through the Company's wholly owned subsidiaries in Australia, Brazil and Argentina are to customers in both distribution and industrial markets. There are an additional 200 dealers in these subsidiaries' dealer networks. Large projects have been completed for a variety of industrial customers. International sales represented approximately 14% and 11% of the Company's sales for the years ended December 31, 1998 and 1997, respectively. No single customer within the international market accounted for more than 10% of the Company's annual sales for any of the reported periods.

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

In the industrial markets the Company's competition consists principally of the major international module manufacturers and distributors who have technical capabilities to deliver fully integrated systems. Manufacturers that market integrated systems include

U.S.-based Siemens Solar and Solarex, U.K.-based BP
Solar and Japan-based Kyocera. The most serious competition of the reporting period has been from BP Solar who has demonstrated the most capability with respect to vertical integration (system integration and manufacturing). Module pricing, technical ability and service are the important competitive factors internationally. The major module manufacturers have an advantage in module pricing but the Company is able to compete evenly in service and technical capability.

Backlog

The Company's products are generally shipped within one to two months after receipt of an order. The Company's backlog as of December 31, 1998 was approximately $4,900,000. The comparable backorder level as of December 31, 1997 was approximately $4,500,000. All backlogged sales are expected to be filled within the next fiscal year.

Subsidiary Operations

Golden Genesis Australia ("Australia"), UPG, RPI, Solartec, and GGB operate as wholly subsidiaries of the Company from the day they were opened or purchased. Balance of Systems Specialists, Inc. ("BOSS"), Photocomm Credit Corporation and Photocomm of Texas, Inc. operated as wholly owned subsidiaries of the Company until December 31, 1997 when they were merged into Photocomm, Inc. The merger was done to reduce administrative costs of the Company.

Employees

On March 1, 1999, the Company employed a total of 146 persons, 47 of whom are management and marketing personnel, 32 of whom are engaged principally in sales, 15 of whom provide administrative, engineering and secretarial services, and 52 of whom are manufacturing personnel. No employee is subject to a collective bargaining agreement. The Company believes it has favorable relations with its employees.

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

The Company owns an 11,300 square foot facility in LaRioja, Argentina for manufacturing and warehousing and a 7,100 square foot facility in Buenos Aires, Argentina for sales and warehousing. The Company leases space for regional sales offices and warehousing. The following table describes the Company's principal leased facilities, including square footage and lease expiration dates:

                       Lease                 Approximate
                       Expiration           floor area in        Location
Location               Date                  square feet         Purpose

Scottsdale, AZ         February 2008            55,000       Sales, warehousing,
                                                             manufacturing and
                                                             operations.

San Diego, CA          Month to month              425       Sales

Golden, CO             Month to month            6,220       Corporate
                                                             headquarters
                                                             and sales

Hamilton, MT           Month to month            2,500       Sales

Matlacha, FL           Month to month              500       Sales

Queensland, Australia  Month to month            3,200       Sales and
                                                             warehousing

Chatsworth, CA         Month to month            7,000       Office and
                                                             manufacturing

San Luis Obispo, CA    Month to month            1,000       Office,
                                                             manufacturing
                                                             and warehousing

Sacramento, CA         Month to month            14,000      Manufacturing
                                                             and warehousing

Rio de Janeiro, Brazil Month to month             7,300      Sales and
                                                             warehousing

Westminster, CO        December 2000              3,500      Manufacturing,
      Closed October 1998 and subleased                      warehousing
                                                             and sales

Through November 30, 1998, the Company was leasing 10,750 square feet of office/warehouse space in a building adjacent to the former corporate headquarters in Scottsdale. The Company's former President and former Chief Financial Officer own this adjacent office/warehouse building. The lease was negotiated at fair market value rates.

On May 1, 1998 the Company relocated the Scottsdale offices, manufacturing and warehouse functions to a new facility. The new, 55,000 square foot facility is leased with a lease term through February 2008. The former Scottsdale facility has been sold.

The Company believes that future space requirements can be met with the new facility as well as available leasable property in each of its geographical areas to provide for sufficient facilities to conduct its operations and expand its business consistent with its strategic objectives in 1999.

Item 3.	Legal Proceedings

On February 18, 1998, the Company was named as one of two dozen defendants in a lawsuit brought in the U. S. District Court for the District of New Hampshire.
 The suit alleged various violations of securities laws and breaches of fiduciary duties, among other things. The Company was subsequently dismissed as a defendant from the lawsuit.

Item 4.	Submission of Matters to a Vote of Security Holders

No matter was submitted to a vote of the shareholders during the fourth quarter ended December 31, 1998, through the solicitation of proxies or otherwise.

PART II

Item 5.	Market for Registrant's Common Equity and Related Stockholder
Matters

The Company's Common Stock trades on the NASDAQ small cap market system under the symbol GGGO. The following information sets forth the high and low bid quotations in dollars per share for the Company's common stock as reported by NASDAQ.

                                                 Low        High
Four months ended December 31, 1996
Period September 1, 1996 to December 31, 1996   $2.06       $2.81

Year ended December 31, 1997
First Quarter (through March 31, 1997)          $2.06       $3.13
Second Quarter (through June 30, 1997)           1.88        2.50
Third Quarter (through September 30, 1997)       1.50        2.31
Fourth Quarter (through December 31, 1997)       1.38        2.03

Year ended December 31, 1998
First Quarter (through March 31, 1998)          $1.53       $2.38
Second Quarter (through June 30, 1998)           1.88        2.81
Third Quarter (through September 30, 1998)       1.13        2.72
Fourth Quarter (through December 31, 1998)       1.13        1.81


On March 5, 1999 there were 787 stockholders of record for the Company's common stock. The Company estimates that there are approximately 3,700 beneficial owners of the Company's common stock.

The Company has never paid cash dividends on its common stock, and it intends for the foreseeable future to retain any earnings to support the growth of its business.

On January 23, 1998 the Company issued 400,000 shares of unregistered common stock in exchange for all the outstanding shares of UPG. On July 21, 1998 the Company issued 150,000 shares of unregistered common stock in exchange for all the outstanding shares of RPI. The transactions were exempt pursuant to
Section 4(2) of the Securities Act of 1933, as amended.

Item 6.    Selected Financial Data

Selected financial data for the years ended December 31, 1998 and 1997, the four months ended December 31, 1996 and the years ended August 31, 1996, 1995 and 1994 follows.
(In thousands, except per share data)

Income Data
                                                             Four Months
                                Year Ended      Year Ended       Ended       Year Ended    Year Ended    Year Ended
                                12/31/98 (2)     12/31/97      12/31/96      8/31/96 (1)      8/31/95       8/31/94
Sales                             $ 43,348      $ 32,829      $  9,706       $ 22,995      $ 20,541      $ 14,272

Gross profit                         7,202         6,909         2,198          5,558         4,821         3,408

Net income (loss)                   (1,482)         (525)       (1,389)         1,148           904           216

Net income (loss) per
  basic common share                 (0.09)        (0.03)        (0.10)          0.08          0.06          0.02

In-kind dividends declared, per:
  Series A preferred share             -             -             -              -             -            0.15
  Series B preferred share             -             -             -              -             -            0.20

Cash dividends declared, per:
  Series A preferred share            0.30          0.46          0.30           0.60          0.60          0.45
  Series AA preferred share           0.33          0.51          0.33           0.66          0.66          0.66

Weighted average number of
  common shares outstanding         16,722        16,216        14,906         13,917        12,342        11,264


Balance Sheet Data
                                   12/31/98      12/31/97      12/31/96        8/31/96       8/31/95       8/31/94

Total assets                       $28,025       $19,505       $15,287        $15,586       $ 8,825       $ 7,327

Working capital                      7,932        12,054         7,017          5,719         4,745         3,253

Long-term debt                       5,155         4,150           134            638           720           844

Stockholders' equity                10,921        11,706        11,559          9,733         6,397         4,958

(1)  Fiscal year 1996 includes the acquisitions of Solarjack Manufacturing, Inc. on February 2, 1996 and Sunelco,
Inc. on October 3, 1995.

(2)  Fiscal year 1998 includes the acquisitions of Utility Power Group, on January 23, 1998, Remote Power, Inc. on
July 21, 1998, and Solartec S.A. and Golden Genesis do Brazil on September 4, 1998.

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations

References herein to 1998 and 1997 refer to the Company's fiscal years ended December 31, 1998 and 1997, respectively. References herein to fiscal 1996 refer to the Company's previous fiscal year ended August 31, 1996.

Introduction

The Company markets, engineers, manufactures and distributes solar electric systems utilized primarily in remote areas. Areas generally include those where electric power is needed but access to electricity is not available, costs are relatively high or access is inconvenient. Three primary markets compose the majority of the Company's results from operations: the industrial market, the distribution market and the international market.

The Company services a variety of customers in the industrial market. These customers have power generation needs for communication systems, remote monitoring systems and traffic signal systems.

The Company's distribution market includes more than 800 solar energy dealers, which are predominantly located in North and South America. The Company delivers a wide range of solar modules and related hardware to the dealer network. The distribution market also includes retail sales through Sunelco, a system integrator and mail-order design firm, and direct sales to end users of prepackaged solar systems for recreational vehicles and boats and water pumping systems for small residential customers or large agricultural and village applications.

The Company expanded into new international markets during 1998 through the purchase of two new wholly owned subsidiaries located in Brazil and Argentina.
 These subsidiaries, added to the Company's existing Australian subsidiary, allow the Company to serve a wide variety of international customers in South America and Australia.

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

Results of Operations

The following table sets forth certain operational data as a percent of net sales for the periods indicated:

                                                        Four
                                           Year        months
                                           ended        ended   Year ended
                                           December 31,         August 31,
                                     1998      1997      1996      1996
Sales                                100%      100%      100%       100%
Cost of sales                         83%       79%       77%        76%
Gross profit                          17%       21%       23%        24%
Selling, general & administrative     19%       22%       36%        20%
Income (loss) from operations         (2%)      (1%)     (13%)        4%

Year ended December 31, 1998 vs. year ended December 31, 1997

Sales
Sales for 1998 were $43,348,000, a 32% increase over sales of $32,829,000, for 1997. Sales increased in every market in which the Company operates. Industrial sales increased $3,935,000 or 26%, primarily due to sales of UPG purchased in January of 1998 and sales of RPI purchased in July of 1998. Sales to the distribution network increased $3,807,000 or 28%, primarily due to the increased number of distributors, increased demand for backup power systems in North America and increased demand in South America. International sales increased $2,690,000, or 77%, primarily due to the acquisition of GGB and Solartec in September of 1998 and special projects delivered to Brazil.

The Company's sales mix changed slightly during 1998 compared to 1997. The Company derived approximately 45% of its revenue from industrial customers, 41% from distribution markets and 14% from international subsidiaries and special projects. Sales during 1997 are comprised of 47% from the industrial markets, 42% from distribution markets and 11% from international subsidiaries and special projects.

Gross Profit
Gross profit for 1998 was $7,202,000, a 4% increase over gross profit of $6,909,000 for 1997. Gross margins were 17% in 1998 and 21% in 1997. The slight increase in gross profit was due to a significant increase in overall sales offset by a lower gross profit margin. The lower gross profit margins are partially attributable to certain one time charges in 1998 for inventory, severance and other organizational changes totaling approximately $916,000.

Excluding the one time charges, gross profit for 1998 would have been $8,118,000, a 17% increase over 1997. Gross margins would have been 19% in 1998 versus 21% in 1997. This decrease in the gross margins is due to increased competition from major module suppliers in the industrial and telecommunications markets and lower absorption of fixed costs by the Company in its manufacturing facilities.

Selling, General and Administrative Expenses ("SG&A")
SG&A expenses for 1998 were $8,318,000, a 15% increase over SG&A expenses of $7,240,000 for 1997. The increase was partially due to a 1998 one time charge of approximately $346,000 for certain fixed asset write downs relating to the Company's consolidation of module manufacturing in Argentina and pump manufacturing in Scottsdale. Included in 1997 SG&A expenses was a compensation charge of approximately $800,000 for severance payments to former executives of the Company.

Excluding the one time charges, SG&A expenses would have been $7,972,000 for 1998, a 24% increase over 1997. The increase was attributable to the purchase of UPG, RPI, GGB and Solartec, increased facility costs, travel and other expenses to support the Company's continued growth. Excluding the one time charges, SG&A as a percentage of sales would have been 18% in 1998 versus 20% in 1997. This decrease is primarily due to increased efficiencies through the Company's centralization of operations and administration in the new Scottsdale facility.

Other Income (Expense)
The Company's non-operating income and expense is primarily comprised of interest expense offset by gains on the sale of fixed assets and the 1998 gain of $177,000 on the sale of the former Scottsdale facility. Interest expense increased in 1998 versus 1997 due to additional outstanding indebtedness relating to the acquisitions of UPG, RPI, GGB and Solartec and investments in upgraded infrastructure.

Income Tax
The Company did not recognize any income tax benefit or expense for 1998. Utilization of the net operating loss ("NOL") carryforward as of December 31, 1998 totaling approximately $8,800,000, is dependent on generation of future taxable income and is limited by ownership changes. At this time, management has not determined that it is more likely than not that all of the deferred tax asset will be realized and has provided a valuation allowance for a significant portion of the value of the NOL carryforward.

Net Loss
The Company experienced a net loss of $1,482,000 or $0.09 per diluted common share in 1998 versus net loss of $525,000 or $0.03 per diluted common share in 1997. The increase in net loss was primarily due to one time charges and lower gross profit margins in 1998.

Year ended December 31, 1997 vs. year ended August 31, 1996.

Sales
Sales for 1997 were $32,829,000, a 43% increase over sales of $22,995,000, for fiscal 1996. Sales increased in every market in which the Company operates. Industrial sales increased $4,854,000 or 48%, primarily due to the acquisition of the IPC contracts in July of 1997 and increased domestic sales to industrial original equipment manufacturer customers. Sales to the distribution network increased $1,306,000 or 10%, primarily due to the increased number of domestic distributors. International sales increased due to sales by the Company's new Australian subsidiary and increased special projects in South America.

The Company's sales mix changed slightly during 1997 compared to fiscal 1996. The Company derived approximately 47% of its revenue from industrial customers 42% from distribution markets and 11% from international subsidiaries and special projects. Sales during fiscal 1996 are comprised of 45% from the industrial markets and 55% from distribution markets.

Gross Profit
Gross profit for 1997 was $6,909,000, a 24% increase over gross profit of $5,558,000 for fiscal 1996. Gross margins were 21% in 1997 and 24% in fiscal 1996. The increase in gross profit was due to a significant increase in overall sales. The lower gross profit margins are attributable to increased sales within the international distribution markets, (where module suppliers are often the major competitors and the Company is at a price disadvantage), costs associated with entering new industrial markets, increased prices of solar modules resulting from supply restrictions and lower absorption of fixed costs by Company manufacturing facilities.

Selling, General and Administrative Expenses
SG&A expenses for 1997 were $7,240,000, a 54% increase over SG&A expenses of $4,707,000 for fiscal 1996. The increase was partially due to a 1997 compensation charge of approximately $800,000 for severance payments to former executives of the Company.

Excluding severance, SG&A expenses would have been $6,440,000 for 1997, a 37% increase over fiscal 1996. The increase was attributable to overall staffing increases including significant increases in sales and marketing salaries and personnel, an expanded incentive bonus program, increased facility costs, travel and other expenses for activities to support the Company's continued growth.

Other Income (Expense)
The Company's non-operating income and expense is primarily comprised of interest expense. Interest expense increased in 1997 versus fiscal 1996 due to additional outstanding indebtedness relating to investments in upgraded infrastructure, former executive settlements and the acquisition of IPC assets.

Income Tax
The Company did not recognize any income tax benefit or expense for 1997. Utilization of the NOL carryforward as of December 31, 1997 totaling approximately $8,500,000, is dependent on generation of future taxable income and is limited by ownership changes. At this time, management has not determined that it is more likely than not that all of the deferred tax asset will be realized and has provided a valuation allowance for a significant portion of the value of the NOL carryforward.

Net Loss
The Company experienced a net loss of $525,000 or $0.03 per diluted common share in 1997 versus net income of $1,148,000 or $0.07 per diluted common share in fiscal 1996. The change to a net loss position was primarily due to severance charges and lower gross profit margins in 1997. In addition, the Company recognized a $350,000 income tax benefit in fiscal 1996.

Four months ended December 31, 1996 vs. four months ended December 31, 1995.

Sales
Sales for the four month period ended December 31, 1996 were $9,706,000, a 44% increase over sales of $6,719,000 for the same period of 1995. The four month period for 1996 included a $2,200,000 sale to an Indonesian telecommunications customer.

Distribution increased approximately 12% during the four month period ended December 31, 1996 versus the same 1995 period. In general, sales revenue increases were due to volume increases with little or no effect related to price changes.

Gross Profit
Gross profit increased 29% from $1,707,000 in the four month period ended December 31, 1995 to $2,198,000 in the same period in 1996. Gross margins were 25% in the four month period ended December 31, 1995 and 23% in the four month period ended December 31, 1996. The gross profit for the 1996 period included a $411,000 charge related to inventory valuation allowances.
Exclusive of this inventory valuation allowance, gross margins would have been 27% for the four month period in 1996, a 2% improvement compared to the same period in 1995. This was attributable to the higher margin realized on the Indonesian telecommunications sale in 1996.

Selling, General and Administrative Expenses
SG&A expenses increased 139% from $1,481,000 in the four month period ended December 31, 1995 to $3,540,000 in 1996. The increase in SG&A in 1996 was largely driven by a $1,200,000 charge relating to severance with former executives, increased labor costs and expanded marketing programs.

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

Net Loss
The Company experienced a net loss of $1,389,000 or $0.10 per diluted common share in the four month period of 1996 versus net income of $223,000 or $0.01 per diluted common share for the same period in 1995. Without the inventory valuation allowance and other charges discussed above in the aggregate of $1,823,000, net income would have been $434,000, a 95% improvement from the same period in the prior year.

Liquidity and Capital Resources

The Company's liquidity is generated from both internal and external sources and is used to fund short-term working capital needs, capital expenditures and acquisitions. Internally generated liquidity is measured by net cash flows from operations, as discussed below, and working capital. At December 31, 1998, the Company's working capital (current assets minus current liabilities) was $7,932,000 with a current ratio (current assets divided by current liabilities) of 1.66 to 1.

The Company has established an unsecured, $4,750,000 line of credit with ACX, the parent of the Company's majority shareholder. This facility bears interest, payable quarterly, at 1% below prime. The principal balance is due October 31, 2000. At December 31, 1998, the Company had borrowed $4,250,000 under this line for use in funding working capital needs, capital expenditures, and the acquisition of certain assets of IPC and Utility Power Group.

In 1998, the Company entered into a one year $3,600,000 note payable with GTC, the Company's majority shareholder. This note was given for the purchase of GGB and Solartec and bears interest, payable quarterly, at 6%. The principal balance is due September 4, 1999.

As shown in the Consolidated Statement of Cash Flows, net cash provided by operations was $94,000 for the year ended December 31, 1998 and net cash used in operations was $2,806,000, $435,000 and $1,059,000 for the year ended December 31, 1997, the four months ended December 31, 1996, and the fiscal year ended August 31, 1996, respectively. A decrease in inventories net of inventory acquired offset by a decrease in accounts payable and an increase in other current assets account for the change to cash provided by operations in the year ended December 31, 1998 from cash used in operations in the year ended
December 31, 1997.   Increased inventories and accounts receivable resulting
from the Company's significant revenue growth account for the increased use of cash for operations between the fiscal year ended August 31, 1996 and the year ended December 31, 1997. During the four months ended December 31, 1996, the Company used $435,000 of cash for operations, compared with $24,000 generated from operations for the comparable period of 1995. A $696,000 decrease in current liabilities, partially offset by the liquidation of inventory and receivables, was the primary use of cash for the four months ended December 31, 1996.

During 1998, the Company invested $514,000 in capital expenditures to continue to upgrade equipment. This is a decrease of $64,000 from capital expenditures in 1997. The Company received approximately $1,325,000, in proceeds from the sale of assets during 1998. This mainly represents the sale of the Company's former Scottsdale facility. In 1998, the Company also paid cash for the acquisition of new subsidiaries and other assets. During 1997, the Company invested $578,000 in capital expenditures to upgrade equipment. This represents an increase of $260,000 over capital expenditures in fiscal 1996. The Company invested $378,000 during 1997 for the purchase of patents, trademarks, and other intangible assets, primarily for the purchase of contracts from IPC. The Company believes these contracts will provide access to key markets in the Middle East and Northern Africa. The Company will continue to evaluate potential acquisitions and planned capital spending in light of internally generated cash flows and the availability of external sources of funds.

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

Year 2000 Readiness

The Year 2000 issue arose because many existing computer programs use only the last two digits to refer to a year. Therefore, these computer programs do not properly recognize a year that begins with "20" instead of the familiar "19". If not corrected, many computer applications could fail or create erroneous results disrupting normal business operations.

Management has implemented an enterprise-wide program to prepare the Company's financial, manufacturing, and other critical systems and applications for the Year 2000. The program includes a task force established in September 1998 that has the support and participation of upper management and includes individuals with expertise in information technologies, accounting, legal and
engineering.   The Board of Directors monitors the progress of the program on a quarterly basis. The task force's objective is to ensure an uninterrupted transition to the year 2000 by assessing, testing, and modifying all information technology (IT) and non-IT systems, interdependent systems, and third parties such as suppliers and customers.

The Year 2000 task force has taken an inventory of all IT and non-IT systems. This inventory categorizes potential systems date failures into three categories: "major" (critical to production and potentially threatening to business with no short-term alternatives available); "limited" (disrupting to the business operations with short-term solutions available); and "minor" (inconsequential to the business operations). The task force has prioritized the program to focus first on "major" systems. It is the Company's goal to have all systems Year 2000 compliant no later than August 1, 1999.

IT Systems - The Company is primarily using internal resources to remediate IT systems. External resources are used to assist in testing compliance of IT systems. The Company does not rely on any one IT system. The majority of the IT systems have been recently purchased from third party vendors. These systems were already Year 2000 compliant or had Year 2000 compliance upgrades.
 As of December 31, 1998, approximately 60% of the Company's IT systems were Year 2000 compliant.

Non-IT Systems - The Company has only three manufacturing facilities and eight sales facilities, none of which have a significant number of non-IT systems. Two of the three manufacturing facilities are located in North America. To ensure Year 2000 compliance for non-IT systems, the Year 2000 task force has contacted the suppliers of these non-IT systems and obtained statements that the systems are Year 2000 compliant and is in the process of testing Year 2000 compliance. The majority of these non-IT systems use time intervals instead of dates, thus, the Company believes that potential disruptions of such systems due to the Year 2000 issue should be minimal. As of December 31, 1998, approximately 70% of the Company's "major" and "limited" non-IT systems are Year 2000 compliant. The "minor" non-IT systems are in various stages of compliance.

Third Parties - The Year 2000 task force has been in contact with key suppliers and customers to minimize potential business disruptions related to the Year 2000 issue between the Company and these third parties. The task force has focused on suppliers and customers that are classified as "major" and
"limited."   While the Company cannot guarantee compliance by third party suppliers, the Company is in the process of developing contingency plans to ensure the availability of inventory supplies in the event a supplier is not Year 2000 compliant.

Contingency Plans - The Company is in the process of forming contingency plans in the event there are Year 2000 failures related to the Company's IT and non-IT systems and/or key third parties. The Company's manufacturing facilities are not interdependent in terms of non-IT systems, and its facilities utilize a diverse range of non-IT systems. In addition, no one manufacturing facility accounts for a significant amount of revenue. Thus, for non-IT systems the contingency plan includes the transfer of production between facilities and manufacturing equipment. Currently, the Company believes that there is enough manufacturing capacity to accommodate the contingency plan.

The Company's IT systems are somewhat interdependent between locations, however the Company still utilizes a diverse range of IT systems. The contingency plan for IT systems includes the ability to transfer transaction processing, record keeping, and compliance work between facilities in addition to maintaining "hard" copies of critical information.

The Company is not dependent on any one supplier. The Company has established back-up suppliers and will maintain adequate inventory levels at December 31, 1999 to minimize the potential business disruption in the event of a Year 2000 failure by a supplier.

Costs - Through December 31, 1998, the Company has spent approximately $33,000 out of an estimated total of $120,000 related to the Year 2000 issue. These costs include the costs incurred for external consultants and professional advisors and the costs for software and hardware. The Company has not separately tracked internal costs such as payroll related costs for its information technologies group and other employees working on the Year 2000 project. The Company expenses all costs related to the Year 2000 issue as incurred. These costs are being funded through operating cash flows.

The Company's current estimate of the time and costs related to the remediation of the Year 2000 issue are based on the facts and circumstances existing at this time. New developments could affect the Company's estimates to remediate the Year 2000 issue. These developments include, but are not limited to: (i) the availability and cost of personnel trained in this area; (ii) the ability to identify and remediate all IT and non-IT systems; (iii) unanticipated failures in IT and non-IT systems; and (iv) the planning and Year 2000 compliance success that key customers and suppliers attain.

Forward-Looking Statements

Certain statements in this report that are not historical facts contain forward-looking statements which involve uncertainties and factors that may cause actual results to be materially different from those that may be implied by such statements. Forward-looking statements include, but are not limited to, statements of the Company's beliefs, expectations and strategies. Forward-looking statements and related factors that may cause actual results to differ from such forward-looking statements include but are not limited to, market demand and acceptance of the Company's products, the impact of competitive technologies, products and services, risks associated with international operations including currency fluctuations, litigation, seasonality, claims to which the Company may be a party, availability of critical materials or supply, the Company's ability to managed planned expansion of its business and to integrate acquisitions of other businesses.


Item 7a.  Quantitative and Qualitative Disclosure About Market Risk

For the years ended December 31, 1998 and 1997, the four months ended December 31, 1996 and the year ended August 31,1996, approximately 38%, 35%, 14% and 18%, respectively, of the Company's revenue was generated by its international operations. The Company sells products directly through its subsidiaries in Australia, Brazil and Argentina and through domestic channels that have end-user customers located outside the United States. The Company expects that it will continue to generate a significant portion of its revenue from international operations in the future. The majority of the Company's international operations involve transactions denominated in United States dollars. Only the local transactions generated by the Company's subsidiaries in Australia and Brazil are subject to currency exchange rate fluctuations, as Argentina's currency is equal to the United States dollar. An increase in the exchange value of the United States dollar reduces the value of revenue and profits generated by the Company's international subsidiaries in Australia and Brazil. The Company's operating and financial results can be materially affected by fluctuations in foreign currency exchange rates. The Company does not employ a foreign currency hedging program.

Item 8.    Financial Statements and Supplementary Data

Index to Financial Statements                                           Page

Report of Independent Accountants - December 31, 1998, 1997 and 1996     17

Independent Auditors' Report - Year Ended August 31, 1996                18

Consolidated Balance Sheets as of December 31, 1998 and 1997             19

Consolidated Statements of Operations for the years ended
  December 31, 1998 and 1997, the four months ended December
  31, 1996 and the year ended August 31, 1996                            20

Consolidated Statements of Comprehensive Income for the years ended
  December 31, 1998 and 1997, the four months ended December 31,
  1996 and the year ended August 31, 1996                                21

Consolidated Statements of Stockholders' Equity for the years ended December 31, 1998 and 1997, the four months ended
  December 31, 1996 and the year ended August 31, 1996                   22

Consolidated Statements of Cash Flows for the years ended
  December 31, 1998 and 1997, the four months ended December
  31, 1996 and the year ended August 31, 1996                            24

Notes to Consolidated Financial Statements                               25

	REPORT OF INDEPENDENT ACCOUNTANTS


To the Board of Directors and
Stockholders of Golden Genesis Company

In our opinion, the accompanying consolidated balance sheets and related consolidated statements of operations, comprehensive income, stockholders' equity and cash flows present fairly, in all material respects, the financial position of Golden Genesis Company and its subsidiaries at December 31, 1998 and 1997, and the results of their operations and their cash flows for the years ended December 31, 1998 and 1997 and the four months ended December 31, 1996, in conformity with generally accepted accounting principles. These financial statements are the responsibility of the Company's management; our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with generally accepted auditing standards which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for the opinion expressed above.




PricewaterhouseCoopers LLP
Denver, Colorado

January 22, 1999

	INDEPENDENT AUDITORS' REPORT








The Board of Directors and Stockholders
Golden Genesis Company:

We have audited the accompanying consolidated statements of operations, comprehensive income, stockholders' equity, and cash flows of Golden Genesis Company and subsidiaries (formerly Photocomm, Inc. and subsidiaries) for the year ended August 31, 1996. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audit.

We conducted our audit in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the results of operations and the cash flows of Golden Genesis Company and subsidiaries (formerly Photocomm, Inc. and subsidiaries) for the year ended August 31, 1996 in conformity with generally accepted accounting principles.


KPMG LLP

Phoenix, Arizona
October 18, 1996

                 GOLDEN GENESIS COMPANY AND SUBSIDIARIES
                        CONSOLIDATED BALANCE SHEETS
                                    (Dollars in thousands)
                                              December 31,     December 31,
                                                1998             1997
Assets
Current assets
Cash & cash equivalents                        $ 1,259         $ 1,182
Accounts receivable, net of allowance
 for doubtful accounts of $84 and
 $147, respectively                              9,931           7,277
Inventories, net                                 7,130           5,810
Property held for sale, net                        -             1,018
Deferred tax asset                                 350             193
Other current assets                             1,211             222
Total current assets                            19,881          15,702

Property & equipment, net                        2,327           1,684

Goodwill, net                                    5,278           1,620
Deferred tax asset                                 -               157
Other assets, net                                  539             342
Total assets                                   $28,025         $19,505
                                                ======          ======

Liabilities and stockholders' equity
Current liabilities
Accounts payable                               $ 5,663         $ 2,912
Short term notes payable                         5,075             -

Other accrued expenses                           1,146             654
Current installments of long-term debt              65              82
Total current liabilities                       11,949           3,648
Long-term debt                                   5,155           4,151
Total liabilities                               17,104           7,799

Commitments and contingencies (Note 13)            -               -

Stockholders' equity
Preferred stock:  $0.001 par value,
 5,000,000 shares authorized
Series A 12% convertible preferred stock,
 125,000 shares authorized; zero and 38,972
 shares issued and outstanding, respectively       -               -

Series AA 11% convertible preferred
 stock, 200,000 shares authorized;
 zero and 44,165 shares issued
 and outstanding, respectively                     -               -
Common Stock:
$0.10 par value, 25,000,000 shares
 authorized; 17,151,948 and 16,245,044
 shares issued and outstanding,
 respectively                                    1,715           1,625
Additional paid-in capital                      17,023          16,122
Accumulated other comprehensive
 income (loss)                                    (296)             (2)
Accumulated deficit                             (7,521)         (6,039)
Total stockholders' equity                      10,921          11,706
Total liabilities and
stockholders' equity                           $28,025         $19,505
                                                ======          ======

See accompanying notes to consolidated financial statements.

                        GOLDEN GENESIS COMPANY AND SUBSIDIARIES
                         CONSOLIDATED STATEMENTS OF OPERATIONS
                           (In thousands, except per share data)

                                                            Four Months
                              Year Ended     Year Ended        Ended        Year Ended
                              December 31,   December 31,   December 31,    August 31,
                                 1998           1997           1996           1996

Net sales                      $43,348        $32,829        $ 9,706        $22,995

Cost of sales                   36,146         25,920          7,508         17,437

Gross profit                     7,202          6,909          2,198          5,558


Selling, general and
administrative expenses          8,318          7,240          3,540          4,707


Income (loss) from
operations                      (1,116)          (331)        (1,342)           851


Other income (expense):
Interest expense                 (573)           (161)           (60)          (101)
Other, net                        207             (33)            13             48

Income (loss)
  before taxes                 (1,482)           (525)        (1,389)           798

Income tax benefit                -              -               -              350

Net income (loss)             $(1,482)        $  (525)       $(1,389)       $ 1,148
                               ======          ======         ======         ======

Preferred stock dividend           (2)            (42)           (68)           (92)
                               ======          ======         ======         ======

Net income (loss) applicable
  to common stockholders      $(1,484)        $  (567)       $(1,457)       $ 1,056
                               ======          ======         ======         ======

Net income (loss) per basic
  share of common stock       $ (0.09)        $ (0.03)       $ (0.10)       $  0.08
                               ======          ======         ======         ======
Weighted average shares
  outstanding - basic          16,722          16,216         14,906         13,917

Net income (loss) per diluted
  share of common stock       $ (0.09)        $ (0.03)       $ (0.10)       $  0.07
                               ======          ======         ======         ======
Weighted average shares
  outstanding - diluted        16,722          16,216         14,906         14,535
                               ======          ======         ======         ======

See accompanying notes to consolidated financial statements.

                        GOLDEN GENESIS COMPANY AND SUBSIDIARIES
                    CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
                                     (In thousands)

                                                            Four Months
                              Year Ended     Year Ended        Ended        Year Ended
                              December 31,   December 31,   December 31,    August 31,
                                 1998           1997           1996           1996

Net income (loss)             $(1,482)        $  (525)       $(1,389)       $ 1,148
Other comprehensive income
  (loss), net of tax of $0:
Foreign currency translation     (294)             (2)           -              -
Other comprehensive income       (294)             (2)           -              -
Comprehensive income (loss)   $(1,776)        $  (527)       $(1,389)       $ 1,148
                                =====           =====          =====          =====

See accompanying notes to consolidated financial statements.

                                         GOLDEN GENESIS COMPANY AND SUBSIDIARIES
                                      CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
                                                  (Dollars in thousands)                           Accumulated
                            Convertible Preferred Stock                     Additional                Other
                              Series A     Series AA       Common Stock      Paid-in   Accumulated Comprehensive
                            Shares Amount Shares Amount   Shares     Amount  Capital     Deficit   Income(Loss) Total
Balance, August 31, 1995    109,972 $ -   69,365  $ -   13,014,159   $1,301  $10,369     $(5,273)    $   -    $ 6,397

Common stock issued upon
 exercise of stock options                                 391,085       39      351                              390
Common stock issued as part
 of Sunelco purchase agreement                             225,000       23      377                              400
Common stock issued as part
 of Solarjack purchase agreement                           560,000       56    1,344                            1,400
Common stock issued upon
 exercise of warrants                                       50,000        5       85                               90
Series AA convertible
 preferred stock converted
 to common stock 4 to 1                  (16,800)   -       67,200        7       (7)                             -
Cash dividends on Series A
 and Series AA preferred stock
 $0.60 and $0.66 per share,
  respectively                                                                   (92)                            (92)

Net income                                                                                 1,148                1,148

Balance, August 31, 1996    109,972 $ -   52,565  $ -   14,307,444   $1,431  $12,427     $(4,125)    $   -     $9,733

Common stock issued upon
 exercise of stock options                                 560,000       56      585                              641
Common stock issued as part
 of GTC stock purchase agreement                         1,000,000      100    2,542                            2,642
Common stock issued upon
 conversion of preferred
 stock 4 to 1               (71,000)  -                    284,000       28      (28)                             -
Cash dividends on Series A
 and Series AA preferred stock
 $0.60 and $0.66 per share,
 respectively                                                                    (68)                             (68)

Net loss                                                                                 (1,389)               (1,389)

Balance, December 31, 1996   38,972  $ -  52,565  $ -   16,151,444   $1,615  $15,458    $(5,514)    $   -     $11,559

See accompanying notes to consolidated financial statements.

                                              GOLDEN GENESIS COMPANY AND SUBSIDIARIES
                                    CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY (CONTINUED)
                                                    (Dollars in thousands)                          Accumulated
                            Convertible Preferred Stock                     Additional                 Other
                              Series A     Series AA       Common Stock      Paid-in   Accumulated Comprehensive
                            Shares Amount Shares Amount   Shares     Amount  Capital     Deficit    Income(Loss) Total

Balance, December 31, 1996  38,972  $ -   52,565  $ -   16,151,444   $1,615  $15,458    $(5,514)    $   -      $11,559

Common stock issued upon
 exercise of stock options                                  60,000        6       60                                66
Common stock issued upon
 conversion of preferred
 stock 4 to 1                             (8,400)   -       33,600        4       (4)                              -
Settlement of stock options                                                      650                               650
Cash dividends on Series A
 and Series AA preferred stock
 $0.60 and $0.66 per share,
 respectively                                                                    (42)                             (42)
Cumulative translation adjustment                                                                       (2)        (2)

Net loss                                                                                   (525)                 (525)
Balance, December 31, 1997   38,972  $ -  44,165   $ -  16,245,044   $1,625  $16,122    $(6,039)    $   (2)   $11,706

Common stock issued upon
 exercise of stock options
 and common stock sold to
 officers                                                   24,356        2       39                               41
Common stock issued upon
 conversion of preferred
 stock 4 to 1               (38,972)   - (44,165)    -     332,548       33      (33)                              -
Common stock issued as part
 of UPG purchase agreement                                 400,000       40      610                              650
Common stock issued as part
 of RPI purchase agreement                                 150,000       15      355                              370
Purchase of GGB and Solartec
 from GTC and ACX                                                                (68)                             (68)
Cash dividends on Series A
 and Series AA preferred stock
 $0.30 and $0.33 per share,
 respectively                                                                     (2)                              (2)
Cumulative translation adjustment                                                                     (294)      (294)

Net loss                                                                                 (1,482)               (1,482)

Balance, December 31, 1998      -   $ -     -     $ -   17,151,948   $1,715  $17,023    $(7,521)   $  (296)   $10,921

See accompanying notes to consolidated financial statements.

                        GOLDEN GENESIS COMPANY AND SUBSIDIARIES
                         CONSOLIDATED STATEMENTS OF CASH FLOWS
                                    (In thousands)

                                                       Four Months
                              Year Ended   Year Ended     Ended     Year Ended
                             December 31, December 31, December 31,  August 31,
                                 1998         1997         1996         1996
Cash flows from operating
  activities:
Net income (loss)              $(1,482)     $  (525)     $(1,389)      $1,148
Adjustments to reconcile net
  income (loss) to net cash
  used in operating activities:
Depreciation and amortization      801          616          149          379
Non-cash stock option
  settlement charge                 -           650           -            -
Gain on sale of assets             (21)          -            -            -
Change in accounts receivable      (33)      (2,719)       1,042       (3,242)
Change in inventories            1,690       (1,320)         214       (1,178)
Change in accounts payable
  and other accrued expenses      (619)         529         (696)       2,361
Change in other current assets    (242)         (37)         245         (177)
Deferred tax benefit               -             -           -           (350)
Net cash provided by (used in)
  operating activities              94       (2,806)        (435)      (1,059)

Cash flows from investing
  activities:
Purchase of property and
  equipment                       (514)        (578)        (155)        (318)
Proceeds from sale of assets     1,325           -            -            -
Purchase of patents, trademarks
  and other assets                (355)        (378)         (18)          -

Cash paid for acquisitions        (245)         -             -          (395)

Net cash provided by (used in)
  investing activities             211         (956)        (173)        (713)

Cash flows from financing
  activities:
Proceeds from issuance of debt     750        4,102          -          1,199
Repayments of debt              (1,008)        (561)      (1,429)        (136)
Proceeds from issuance of stock     34           66        3,283          481
Cash dividends on preferred
  stock                             (4)         (41)         (68)         (92)
Net cash (used in) provided by
  financing activities            (228)       3,566        1,786        1,452

Net increase (decrease) in
  cash and cash equivalents         77         (196)       1,178         (320)

Cash and cash equivalents at
  beginning of period            1,182        1,378          200          520

Cash and cash equivalents at
  end of period                 $1,259       $1,182       $1,378         $200
                                 =====        =====        =====          ===

See accompanying notes to consolidated financial statements.

                      GOLDEN GENESIS COMPANY AND SUBSIDIARIES

                     NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                DECEMBER 31, 1998, 1997 AND 1996 AND AUGUST 31, 1996


(1)	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Nature of Business

Golden Genesis Company and its subsidiaries (the "Company") are engaged in the designing, manufacturing and marketing of solar electric systems in the United States, Australia, the Middle East, Asia and South America. The Company was formerly known as Photocomm, Inc.

At December 31, 1998, 1997 and 1996, respectively, the Company was 52%, 55% and 52% owned by Golden Technologies Company, Inc. ("GTC"), a wholly owned subsidiary of ACX Technologies, Inc. ("ACX"). At December 31, 1998 and 1997 ACX had the voting rights to an additional 3% of the Company's common stock, par value $0.10 per share ("Common Stock"). At August 31, 1996 the Company was 46% owned by New World Power Corporation ("NWP"). At August 31, 1996 and 1995, the Company was 10% and 14% owned by Programmed Land, Inc. ("PLI"), respectively.

Basis of Presentation

The consolidated financial statements of the Company include the accounts of Golden Genesis Company; Utility Power Group ("UPG"); Remote Power Incorporated ("RPI"); Photocomm Pty. Ltd. ("Australia"); Integrated Power Corporation, Inc. ("IPC"); Solartec S.A. ("Solartec" or "Argentina") and Golden Genesis do Brazil ("GGB" or "Brazil").

The financial statements of the Company's Brazilian and Australian subsidiaries are recorded in the functional currency of Brazil ("Real" or "R$") and Australia ("Australian Dollar" or "A$"), respectively. Prior to consolidation with the Company, the local financial statements are translated into United States dollars. Changes in currency exchange rates are reflected as a cumulative translation adjustment in the Consolidated Balance Sheets and Consolidated Statements of Comprehensive Income.

All material intercompany balances and transactions have been eliminated in consolidation.

Certain reclassifications have been made in the financial statements for the year ended August 31, 1996 to conform to the classifications used in the financial statements as of and for the four months ended December 31, 1996 and the years ended December 31, 1997 and 1998.

Revenue Recognition

Sales and related cost of sales are recorded when goods are shipped and services rendered to customers. Certain sales related to the construction of large solar systems are recognized on a percentage of completion basis.

Financial Instruments

The Company's financial instruments include cash, accounts receivable, accounts payable and debt. The carrying value of these financial instruments approximates their fair values.

Inventories

Inventories are valued at the lower of historical cost, determined by the first-in, first-out method, or market. Provisions are made for excess, obsolete and slow-moving inventory.

Inventories consist of the
following (In thousands):                          December 31,  December 31,
                                                       1998         1997

Raw materials and goods purchased for resale         $ 7,868      $ 5,703
Work-in-progress                                         157          209

Less allowance for obsolescence                         (895)        (102)
                                                     $ 7,130      $ 5,810
                                                      ======       ======

Property and Equipment

Property and equipment are stated at cost. Costs of repairs and maintenance are expensed when incurred.

Depreciation of equipment is computed using the straight-line method over 5 to 10 years. Leasehold improvements are amortized over the term of the lease or life of the asset, whichever is shorter. The buildings are depreciated using the straight-line method over 31 1/2 years. The building and land are mortgaged for $172,000.

Property and equipment consist of the following (In thousands):
                                                  December 31,  December 31,
                                                      1998         1997

Machinery and equipment                             $1,843       $ 1,859
Computer equipment                                     726           427
Furniture and fixtures                                 533           527
Billboard systems                                      396           415
Building                                               335           -
Leasehold improvements                                 182           108
Land                                                   155           -
Automobiles                                            103            10
                                                     4,273         3,346
Less accumulated depreciation                       (1,946)       (1,662)
                                                   $ 2,327       $ 1,684
                                                     =====         =====

Depreciation expense for the years ended December 31, 1998 and 1997, the four months ended December 31, 1996 and the year ended August 31, 1996 was $537,000, $426,000, $122,000 and $306,000, respectively.

As part of the Company's overall plan to centralize operations, warehousing and administration in Scottsdale, the Company's Board of Directors approved relocation of central operations to a new larger facility. The Board also approved the sale of the existing land and building. The land had an original cost of $300,000 and the building had an original cost of $897,000 with accumulated depreciation of $179,000. The land and building were sold on September 16, 1998 for approximately $1,325,000 with a gain of $177,000 after commissions, taxes and fees.

The Company recorded a total of $184,000 in asset impairment charges in 1998. The charges consisted of fixed asset impairments related to the relocation of module manufacturing to Argentina and pump manufacturing to the new Scottsdale facility.

Goodwill and Other Assets

Goodwill, which represents the excess of the purchase price over the fair value of net assets acquired, is amortized on a straight-line basis over the expected periods of benefit, generally 20 years. The Company assesses the recoverability of goodwill and other assets by determining whether such assets can be recovered through undiscounted future operating cash flows of the acquired operations. The amount of goodwill impairment, if any, is measured based on the requirements of Statement of Financial Accounting Standards No. 121 "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of."

Goodwill and other assets consist of the following (In thousands):

                                                 December 31,   December 31,
                                                     1998           1997

Goodwill                                           $ 5,768       $ 1,896
Less accumulated amortization                         (490)         (276)
                                                   $ 5,278       $ 1,620
                                                     =====         =====

Other assets                                       $   807       $   560
Less accumulated amortization                         (268)         (218)
                                                   $   539           342
                                                     =====         =====

On July 2, 1997, the Company purchased certain assets and contracts of Integrated Power Corporation, Inc. from Westinghouse Electric Corporation for $450,000. Integrated Power Corporation specializes in highly engineered alternative power systems incorporating solar, wind and diesel generators. The assets purchased included contracts, fixed assets and intangible assets.

During 1998 the Company purchased goodwill and other assets through the acquisition of UPG, RPI, Solartec and GGB. See Note 3.

Short Term Notes Payable

Short term notes payable consist of the following (In thousands):

                                             December 31,
                                                 1998
Note payable to GTC (a related party),
interest payable quarterly at 6%, principal
due September 3, 1999.                          $ 3,600

Bank line of credit for Solartec S.A. with
ABN Bank, Argentina, with variable rate
of interest, interest payable monthly and
revolving principal, guaranteed by ACX           1,234

Bank line of credit for GGB with ABN Bank,
Brazil, with variable rate of interest,
interest payable monthly and revolving
principal, guaranteed by ACX                       211

Other notes payable                                 30

Total short term notes payable                 $ 5,075
                                               =======
The weighted average interest rate at December 31, 1998 for short term borrowings was approximately 10%.

Other Accrued Expenses

Other accrued expenses consist of the following (In thousands):
                                              December 31,     December 31,
                                                  1998             1997
Billings in excess of costs                     $  380               -
Employee compensation                              319            $ 258
Non-employee commission                            125              135
Accrued warranty                                    80               -
Accrued interest                                    72               -
Accrued freight                                     17              177
Other                                              153               84
Total other accrued expenses                    $1,146            $ 654
                                                ======            =====

Supplementary Cash Flow Information

The Company paid interest of $430,000 $143,000, $26,000 and $101,000 for the years ended December 31, 1998 and 1997, the four months ended December 31, 1996 and the year ended August 31, 1996, respectively.

No income taxes were paid for the years ended December 31, 1998 and 1997, the four months ended December 31, 1996 or the year ended August 31, 1996.

For purposes of the statements of cash flows, the Company considers all highly liquid debt instruments with an initial maturity of three months or less at the time of purchase to be cash equivalents.

Non-cash investing and financing activities include the following:

On October 1, 1995, in connection with the Sunelco acquisition (see Note 3), the Company issued 225,000 shares of its Common Stock valued at $400,000. On February 2, 1996, in connection with the Solarjack acquisition (see Note 3), the Company issued 560,000 shares of its Common Stock valued at $1,400,000. On January 23, 1998, in connection with the UPG acquisition (see Note 3) the Company issued 400,000 shares of its Common Stock valued at $650,000. On July 21, 1998, in connection with the RPI acquisition (see Note 3), the Company issued 150,000 shares of its Common Stock valued at $370,000. On September 4, 1998, in connection with the Solartec and Brazil acquisitions (see Note 3) the Company incurred a note payable to GTC for $3,600,000.

Significant assets and liabilities acquired as a part of purchase transactions are as follows:

(In thousands)           UPG        RPI        GGB     Solartec
Accounts receivable    $  710     $  156     $  339     $1,748
Inventory               1,977        111        254        813
Other current assets      -           -         334        413
Fixed assets, net          45         -          67        841
Goodwill, net             484         84        153      1,961
Accounts payable &
  accrued liabilities   2,724        154        430        806
Notes payable             -           -         234      4,854
Long term debt            176         82        743        164

Use of Estimates

Management of the Company has made a number of estimates and assumptions relating to the reporting of assets and liabilities, the disclosure of contingent assets and liabilities and the reporting of revenues and expenses to prepare these financial statements in conformity with generally accepted accounting principles. Actual results could differ from those estimates.

Comprehensive Income

Statement of Financial Accounting Standards ("SFAS") No. 130, "Reporting Comprehensive Income," was issued in June 1997. The statement establishes standards for reporting and display of comprehensive income in financial statements and was adopted by the Company in the first quarter of 1998. The Company's comprehensive income consists of net income and certain foreign currency translation adjustments.

Segment Reporting

SFAS No. 131, "Disclosures about Segments of an Enterprise and Related Information," was issued in June 1997. This statement establishes standards for the way public business enterprises report information about operating segments. It also established standards for related disclosures about products and services, geographical areas and major customers. This statement was adopted in the Company's financial statements for the year ended December 31, 1998. See Note 12.

(2) CHANGE IN FISCAL YEAR END

On February 3, 1997 the Board of Directors elected to change the fiscal year end of the Company from August 31 to December 31. As a result, the audited financial statements presented herein include the period as of and for the four months ended

December 31, 1996. The following supplemental unaudited consolidated statement of operations and unaudited consolidated statement of cash flows for the four months ended December 31, 1995 are presented for comparative purposes only.


Consolidated Statement of Operations (unaudited)
(In thousands except per share data)
                                                       Four Months Ended
                               		              December 31,1995

Net Sales                                                  $ 6,719
Cost of sales                                                5,012
Gross profit                                                 1,707

Selling, general and                                         1,481
administrative expenses

Income from operations                                         226

Other income (expense):
Interest expense                                               (40)
Other, net                                                      37

Income before taxes                                            223
Income taxes                                                   -
Net income                                                  $  223
                                                            ======
Preferred stock dividends                                       61
Net income applicable to common
  stockholders                                              $  162
                                                            ======

Net income per basic share of common stock                   $ 0.01

Weighted average shares outstanding - basic                  13,354

Net income per diluted share of common stock                 $ 0.01

Weighted average shares outstanding - diluted                14,054



Consolidated Statement of Cash Flows (unaudited)
(In thousands)
                                                        Four Months Ended
                                                        December 31,1995

Cash flows from operating activities:

Net income                                                 $   223
Adjustments to reconcile net income
 to net cash provided by operating activities:

Depreciation and amortization                                   99
Decrease in accounts receivable                                123
Increase in inventories                                     (1,155)
Increase in accounts payable
 and accrued expenses                                          617
Decrease in other current assets                               117

Net cash provided by operating activities                       24

Cash flows from investing activities:

Purchase of property and equipment                            (46)
Purchase of patents, trademarks and
 other assets                                                 (33)

Net cash used in investing activities                         (79)

Cash flows from financing activities:

Repayments of debt                                           (252)
Proceeds from issuance of common stock                        333
Cash dividends on preferred stock                             (61)
Net cash provided by financing activities                      20

Net decrease in cash and cash equivalents                     (35)

Cash and cash equivalents at beginning of period              520

Cash and cash equivalents at end of period                  $ 485
                                                            =====

(3)	ACQUISITIONS

On September 4, 1998 the Company acquired Golden Genesis do Brazil Energy Renovavel, Ltda. ("GGB"), a corporation organized under the laws of the Federative Republic of Brazil. The acquisition was structured as a stock purchase with GGB becoming a wholly owned subsidiary of the Company. GGB was purchased from GTC, the Company's majority shareholder and ACX, GTC's parent corporation. The purchase was accounted for as a transfer of the assets and liabilities of GGB from GTC and ACX to the Company. As of the date of purchase GGB had net liabilities of approximately $120,000. The aggregate consideration, in addition to liabilities assumed, paid by the Company in connection with this purchase was a one-year note payable to GTC in the amount of $5,000. Goodwill of $159,000 transferred to the Company related to GGB is being amortized over 20 years using the straight line method. The amount of purchase price in excess of ACX's and GTC's historical net book value of GGB was recorded by the Company as an adjustment to additional paid-in capital.

On September 4, 1998 the Company acquired Solartec Sociedad Anonima ("Solartec"), a corporation organized under the laws of the Republic of Argentina. The acquisition was structured as a stock purchase with Solartec becoming a wholly owned subsidiary of the Company. Solartec was purchased from GTC and ACX. The purchase was accounted for as a transfer of the net assets and liabilities of Solartec from GTC and ACX to the Company. The aggregate consideration paid by the Company in connection with this purchase was a one-year note payable to GTC in the amount of $3,600,000. Goodwill of $2,026,000 transferred to the Company related to Solartec is being amortized over 20 years using the straight-line method. The amount of purchase price in excess of ACX's and GTC's historical net book value of Solartec was recorded by the Company as an adjustment to additional paid-in capital.

On July 21, 1998 the Company acquired Remote Power, Inc. ("RPI"), a Colorado corporation. RPI, headquartered in Westminster, Colorado, is a distributor and systems integrator utilizing solar electric systems for customers primarily within the oil and gas and railroad industries. The acquisition was structured and accounted for as a stock purchase with RPI becoming a wholly owned subsidiary of the Company. The aggregate consideration paid by the Company in connection with this purchase was $490,000. The Company issued 150,000 shares of its Common Stock valued at $370,000 and paid $120,000 in cash. The excess of purchase price over the fair market value of net assets acquired of $474,000 is being amortized over 20 years using the straight-line method.

On January 23, 1998 the Company acquired Silicon Energy Corporation, a California corporation doing business as Utility Power Group ("UPG"). UPG, headquartered in Chatsworth, California, functions as a value added systems integrator of solar electric products, specializing in on-grid and off-grid solar and hybrid power systems. The acquisition was structured as a merger with Utility Power Group, Inc., a wholly owned subsidiary of the Company, as the surviving corporation. The aggregate consideration paid by the Company in connection with this merger was $1,250,000. The Company issued 400,000 shares of its Common Stock valued at $650,000 and paid $600,000 in cash. The Company's principal stockholder financed the cash portion of the merger. The acquisition of UPG was accounted for as a purchase and has been included in the Company's results of operations since January 23, 1998. The excess of purchase price over the fair market values of net assets acquired of $1,210,000 is being amortized over 20 years using the straight-line method.

The following unaudited pro forma information has been prepared assuming that the Solartec and UPG acquisitions had occurred on January 1, 1997. The pro forma information does not include the effects of the acquisitions of RPI and GGB. The effect of these acquisitions net of adjustments for non recurring transactions adjusted out of these acquisitions financial statement is not material to the Company's financial statements. The pro forma information includes adjustments for increased interest expense related to new borrowings at applicable rates for the purchase and amortization expense for goodwill purchased. The pro forma financial information is presented for informational purposes only and may not be indicative of the results of operations as they would have been had the transaction actually been effected on January 1, 1997, nor is it necessarily indicative of the results of operations which may occur in the future.

(In thousands                                   Year Ended
except per share data)                          December 31,
                                           --------------------
                                            1998          1997
                                         (unaudited)   (unaudited)
                                          --------      --------
Sales, net                                $46,692       $41,162
                                          =======       =======
Net income (loss)                         $(1,674)      $  (914)
                                          =======       =======
Net income (loss) per basic and
   diluted share of common stock          $ (0.10)      $ (0.06)
                                          =======       =======

On February 2, 1996, the Company acquired all of the assets, excluding certain accounts receivable, of Solarjack Manufacturing, Inc. ("Solarjack"), a solar electric pumping products manufacturer located in Safford, Arizona. The aggregate consideration paid by the Company in connection with this acquisition was $1,737,000. The Company paid $337,000 in cash and 560,000 shares of its Common Stock, valued at $1,400,000. The acquisition of Solarjack has been accounted for as a purchase. The excess of purchase price over the fair market values of net assets acquired of $1,091,000 is being amortized over 20 years using the straight-line method.

On October 3, 1995, the Company acquired all of the assets and liabilities of Sunelco, Inc. ("Sunelco"), a distributor of solar electric products located in Hamilton, Montana. The aggregate consideration paid by the Company in connection with this acquisition was $915,000. The Company issued 225,000 shares of its Common Stock, valued at $400,000, assumed Sunelco liabilities of $457,000 and paid $58,000 in cash. The acquisition of Sunelco has been accounted for as a purchase. The excess of purchase price over the fair market values of net assets acquired of $458,000 is being amortized over 20 years using the straight-line method.

In connection with the Sunelco and Solarjack acquisitions, the Company entered into covenants not to compete with the principal owners of the acquired companies. Pursuant to these agreements, the Company makes monthly payments through February 2001, in a total aggregate amount of $400,000.

The accompanying consolidated statements of operations reflect the operating results of Sunelco and Solarjack since the effective dates of the acquisitions. Proforma unaudited consolidated operating results of the Company, Sunelco and Solarjack for the year ended August 31, 1996, assuming the acquisitions had occurred on September 1, 1995, would be as follows: sales, $23,615,000; net income, $1,249,000; and basic and diluted earnings per share, $0.08 each.
These unaudited proforma results have been prepared for comparative purposes only and include certain adjustments such as additional amortization expense as a result of goodwill. They do not purport to be indicative of the results of operations which actually would have resulted had the combination been in effect on September 1, 1995 or of future results of operations of the consolidated entities.

(4) OPERATING LEASES

The Company has leases covering office facilities and equipment. Total rental expense was approximately $576,000, $366,000, $98,000 and $226,000 for the
years ended December 31, 1998 and 1997, the four months ended December 31, 1996 and the year ended August 31, 1996, respectively.

Future minimum lease payments for non-cancelable operating leases are as follows:
(In thousands)
             Years ending December 31          Amount

                      1999                     $ 477
                      2000                       471
                      2001                       470
                      2002                       470
                      2003                       470
                      Thereafter               2,391

Future minimum lease payments are related primarily to the lease of the Scottsdale facility. This lease began in March, 1998 and has a 10 year term. Minor rate adjustments are built into the lease which are based on the Consumer Price Index and are not to exceed 5% per year.

(5)  LONG-TERM DEBT

Long-term debt consists of the following:
(In thousands)                                     December 31,  December 31,
                                                       1998          1997

Notes payable to ACX Technologies, Inc.
(a related party), variable annual interest
rate calculated at 1% below prime rate,
interest payments due quarterly, principal
due in full October 31, 2000.                        $4,250         $4,000

Notes payable to Golden International Inc.
(a related party), annual interest rate of 11%,
interest payments due quarterly beginning
September 1, 1999, principal payments due
quarterly beginning June 1, 2000.                       527            -

Notes payable to Golden Technologies Company Inc.
(a related party), annual interest rate of 11%,
interest payments due quarterly beginning
April 15, 1999, principal payments due quarterly
beginning January 15, 2000.                             243            -

Mortgage payable to Banco de Galicia y Buenos
Aires S.A., annual interest rate of 12.75%,
monthly payments of $6,943 through May 18, 2001;
collateralized by land and building.                    172            -

Notes payable to Arizona Department of
Commerce, annual interest rate of 5%.                    -             227

Other                                                    28              6
                                                      5,220          4,233
Current Installments                                     65             82
                                                     $5,155         $4,151
                                                      =====        =======

Maturities of the long-term debt in years subsequent to 1998 are as follows:
1999, $65,000; 2000, $4,494,000; 2001, $240,000; 2002 $207,000; 2003 $186,000;
and thereafter, $28,000.

(6) INCOME TAXES

The Company did not have any income tax expense for the years ended December 31, 1998 and 1997, or the four months ended December 31, 1996. The Company's tax benefit of $350,000 in the year ended August 31, 1996 resulted from the recognition of a deferred tax asset.

The tax effects of temporary differences which give rise to significant portions of the deferred tax assets (liabilities) as of December 31, 1998 and 1997, are as follows:

(In thousands)                                     1998        1997
      Net operating loss carryforwards            $3,543      $3,376
      Inventory allowances                           485         131
      Intangible assets                              164         104
      Accounts receivable allowances                 148          59
      Depreciation and other property related         32          49
      Employee benefits                               24           4
            Total gross deferred tax asset         4,396       3,723
            Less: valuation allowance             (4,046)     (3,373)
            Net deferred tax asset                $  350      $  350
                                                   =====       =====

The change in the valuation allowance was a net increase of $673,000 and $196,000 for the years ended December 31, 1998 and 1997, respectively. In assessing the realizability of deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will not be realized. The ultimate realization of deferred tax assets is dependent upon generation of future taxable income during the periods in which those temporary differences become deductible. Management considers the scheduled reversal of deferred tax liabilities, projected future taxable income, and tax planning strategies in making this assessment. Based upon the level of historical taxable income and projections for future taxable income over the periods which the deferred tax assets are deductible, management believes it is more likely than not that the Company will realize the deferred tax asset, net of the valuation allowance.

The increase in the valuation allowance for the years ended December 31, 1998 and 1997 resulted primarily from generation of additional net operating loss ("NOL") carryforwards and increases in inventory and accounts receivable reserves.

The Company has NOL carryforwards for federal income tax purposes of approximately $8,800,000 at December 31, 1998. These NOLs expire in the years 2000 through 2018. Due to ownership changes, the Company is limited to approximately $1,000,000 per year of net operating loss carryforwards which may be utilized. Included in the NOL amount is approximately $1,500,000 attributable to tax deductions taken for stock options exercised, the benefit of which will be credited to additional paid-in capital when realized.

(7)	STOCK OPTION PLANS

The Company's 1998 Stock option plan (the "1998 Plan") provides for the issuance of all ungranted or forfeited shares of all predecessor plans. The 1998 Plan replaces, on an ongoing basis, all prior plans. The Company's predecessor plans include; the 1990 Stock Option Plan (the "1990 Plan") which provided for the issuance of 2,895,000 shares of Common Stock, the 1996 Stock Option Plan (the "1996 Plan") which provided for the issuance of 3,100,000 shares of Common Stock, and the Non-Employee Directors Stock Option Plan (the "Directors Plan") which provided for the issuance of 100,000 shares of Common Stock.

Options granted under the 1990 and 1998 Plans may be either (i) options intended to constitute incentive stock options ("ISOs") under the Internal Revenue Code or (ii) non-statutory options. ISOs may be granted under the 1990 Plan to employees and officers of the Company. Options granted under the 1996 Plan and the Directors Plan are non-statutory options.

The stockholders approved the 1998 plan at the annual stockholders meeting held on May 27, 1998. The Board of Directors administers the 1998 Plan. The board determines and designates from time to time those employees of the Company to whom options are to be granted.

As a part of the 1998 Plan, the stockholders approved grants to outside directors ("Director Grants"). Under the former Directors Plan and Directors Grants under the 1998 Plan, non-employee members of the Board of Directors are granted 10,000 options to acquire shares when they become a member of the board and 3,000 options to acquire shares annually upon meeting certain requirements. The options are immediately 25% vested, become 50% vested on the first anniversary of grant and 100% vested on the second anniversary of grant. The exercise price is set at the stock price on the date of grant.

ISOs granted under the 1990 and 1998 Plans may not be granted at a price less than the fair market value of the common stock on the date of grant (or less than 110% of fair market value in the case of employees or officers holding 10% or more of the voting stock of the Company). The aggregate fair market value of shares for which ISOs are granted to any employee exercisable for the first time by such employee may not exceed $100,000. The options generally become exercisable over a four year period, and ultimately lapse if unexercised at the end of ten years.

Except for options granted to employees in 1998, options vest based upon the anniversary of the date of each grant. Generally, a portion of the options vest starting after the first anniversary and become fully vested between the third and fifth anniversary. The 1998 options vest based on the Company's performance. A portion of the options vest when the Company's Earnings Per Share ("EPS") reaches $0.07 and become fully vested when the Company's EPS reaches $0.13. All options become fully vested on or before the seventh anniversary of their grant.

Activity under the Company's stock option plans is as follows:

                                   Number of Shares         Option Price
                               Incentive   Non-Statutory     Per Share
Outstanding August 31, 1995     540,500     1,107,000        $0.75-$1.88
Granted                         207,000       315,000              $2.75
Exercised                      (111,085)     (280,000)       $0.75-$1.88
Canceled                        (32,375)         -           $0.75-$2.75
Outstanding August 31, 1996     604,040     1,142,000        $0.88-$2.75
Granted                            -           36,000              $2.69
Exercised                       (60,000)     (500,000)       $0.88-$1.88
Canceled                           -             -
Outstanding December 31, 1996   544,040       678,000        $0.88-$2.75
Granted                          90,000     1,852,000        $1.69-$3.09
Exercised                       (45,000)      (15,000)       $0.88-$1.88
Canceled                        (37,350)     (597,000)       $0.88-$2.75
Outstanding December 31, 1997   551,690     1,918,000        $0.88-$3.09
Granted                            -          672,373        $1.63-$2.13
Exercised                          -           (2,500)       $1.63-$1.69
Canceled                        (84,136)     (644,174)       $1.00-$3.09
Outstanding December 31, 1998   467,554     1,943,699        $0.88-$2.94
                                =======     =========

At December 31, 1998, 1997 and 1996 and August 31, 1996, options to purchase 1,621,333, 1,453,915, 812,207, and 796,041 shares, respectively, were exercisable at prices ranging from $0.88 to $2.94.

At December 31, 1998 the plans had the following options outstanding:

  Shares       Exercise price    Weighted average  Weighted average
                    range         exercise price    remaining life
    86,125    $0.88 - $1.25          $1.05             2.90
 1,235,478    $1.63 - $2.44          $1.72             7.34
 1,089,650    $2.46 - $2.94          $2.58             7.05
 2,411,253
 =========

At December 31, 1998 the plans had the following options exercisable:

   Shares     Exercise price    Weighted average
                   range         exercise price
    86,125    $0.88 - $1.25          $1.05
   587,415    $1.63 - $2.44          $1.81
   947,793    $2.46 - $2.94          $2.59
 1,621,333
 =========
All options granted under any plan are non-transferable during an optionee's lifetime (except as noted below), but are transferable at death by will or by laws of descent and distribution or disability. Options granted terminate within a specified period of time following termination of an optionee's employment or position as a director or consultant with the Company (except as noted below).

On June 18, 1997, the Company entered into severance agreements with two former executives that included amending certain option agreements by allowing them to be transferable. As a result, 500,000 options were transferred to Programmed Land, Inc., a corporation controlled by certain Directors of the Company, and 400,000 options were transferred to certain Directors of the Company. At December 31, 1997 these options were included in the outstanding non-statutory options. A separate option agreement was amended to permit immediate vesting at termination and extended the exercise period after termination. In connection with the severance agreements, the Company recorded a non-cash $650,000 compensation charge related to stock option activity.

The Company applies Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees," and related interpretations in accounting for its stock option plans. If the Company had elected to recognize compensation cost based on the fair value of the options at grant date as allowed by Statement of Financial Accounting Standards No. 123, "Accounting for Stock-Based Compensation," compensation expense of $518,000, $563,000, $103,000, and $312,000 would have been recorded for the years ended December 31, 1998 and 1997, the four months ended December 31, 1996 and the year ended August 31, 1996, respectively. Net income (loss) and earnings per share would have been reduced to the pro forma amounts indicated below:

                                                 Four months
                             Years ended            ended      Year ended
                             December 31,        December 31,   August 31,
(In thousands)            1998        1997           1996          1996

Net income (loss)
  As reported            $(1,482)     $ (525)       $(1,389)       $1,148
  Pro forma               (2,000)     (1,088)        (1,492)          836
Earnings (loss) per share
  As reported - Basic      (0.09)      (0.03)         (0.10)         0.08
  As reported - Diluted    (0.09)      (0.03)         (0.10)         0.07
  Pro forma - Basic        (0.12)      (0.07)         (0.10)         0.05
  Pro forma - Diluted      (0.12)      (0.07)         (0.10)         0.05

The fair value of each option grant is estimated on the date of grant using the Black-Scholes option pricing model with the following assumptions: (i) dividend yield of 0%; (ii) expected volatility of 51%; (iii) risk-free interest rate ranging from 5.2% to 5.4%; and (iv) expected life of 2.40 to 5.40 years. The weighted average per share fair value of options granted during the years ended December 31, 1998 and 1997, the four months ended December 31, 1996 and the year ended August 31, 1996 was $0.77, $0.56, $0.69, and $0.92, respectively.

(8)  STOCKHOLDERS' EQUITY

The $5.00 Series A Preferred Stock was convertible on the basis of four common shares per preferred share. The cumulative 12% dividend ($0.60 per share) was payable in cash. The Company had the right to redeem the outstanding preferred stock at any time for $5.00 per share. The preferred stock had voting rights based upon the common stock conversion rate. During the years ended December 31, 1998 and 1997, the four months ended December 31, 1996 and the year ended August 31, 1996 the Company paid cash dividends of $2,000, $18,000, $44,000 and $52,000 respectively. During the year ended December 31, 1998, 38,927 shares were converted to 155,888 common shares in accordance with the common stock conversion rights of the agreement. During the four months ended December 31, 1996 71,000 shares were converted to 284,000 common shares in accordance with the common stock conversion rights of the agreement. At December 31, 1998 there are no shares of Series A Preferred Stock outstanding.

The $6.00 Series AA Convertible Preferred Stock was convertible on the basis of four common shares per preferred share. The cumulative 11% cash dividend ($0.66 per share) was payable quarterly. The Company had the right to redeem the outstanding preferred stock at any time after the fifth anniversary of the date of issuance of the shares for $6.00 per share. The Series AA Preferred Stock had voting rights based upon the common stock conversion rate. During the years ended December 31, 1998 and 1997, the four months ended December 31, 1996 and the year ended August 31, 1996 the Company paid cash dividends of $2,000, $23,000, $24,000 and $40,000, respectively. During the year ended December 31, 1998, 44,165 shares were converted to 176,660 common shares, during the year ended December 31, 1997, 8,400 shares were converted to 33,600 common shares and during the year ended August 31, 1996, 16,800 shares were converted to 67,200 common shares in accordance with the common stock conversion rights of the agreement. At December 31, 1998 there are no shares of Series AA Preferred Stock outstanding.

NWP owned 6,612,447 shares of Common Stock at August 31, 1996 which represented approximately 46.2% of the issued and outstanding shares of Common Stock and approximately 44.2% of the total voting shares of the Company.

On November 21, 1996, the Company entered into an agreement with GTC and NWP (the "Stock Purchase Agreement"). Pursuant to the Stock Purchase Agreement, GTC acquired NWP's 44% interest in the Company, and NWP and the Company terminated all of its rights and options pursuant to a November 9, 1993 stock purchase agreement between NWP, Westinghouse, PLI and Robert R. Kauffman, the Company's former president. GTC also acquired from the Company 1,000,000 shares of unregistered common stock for $2.75 per share. In conjunction with the Stock Purchase Agreement, GTC also acquired an additional 1,000,000 common shares held by related parties of the Company at $2.75 per share.

The Company granted demand registration rights to GTC covering the shares purchased from NWP and the Company and all other shares they may own, as long as GTC pays 50% of the costs of any demand registration. In addition, GTC has the preemptive right to subscribe for its proportionate share of all future equity offerings of the Company provided that GTC owns at least 20% of the issued and outstanding stock of the Company or 6,000,000 shares. GTC is a wholly owned subsidiary of ACX Technologies, Inc., a New York Stock Exchange company.

On June 18, 1997 the Company entered into a settlement agreement with Robert
R. Kauffman. Pursuant to this agreement, GTC acquired the rights to an additional 197,000 common shares and 75,763 preferred shares. Each of the preferred shares are convertible to four common shares for an additional 303,052 equivalent common shares. As collateral for a loan in the settlement agreement GTC acquired the voting rights to an additional 500,000 shares. As of December 31, 1998, GTC owned or had the voting rights to approximately 55% of the issued and outstanding shares of Common Stock of the Company.

(9)  EARNINGS PER SHARE

The following is a reconciliation between basic and diluted earnings per common share.


(Dollars in thousands)  Year ended                       Year ended
                        December 31,                     December 31,
                           1998                             1997
                 Income     EPS     Shares          Income     EPS    Shares
Net loss       $ (1,452)                        $    (525)

Preferred stock
dividends      $     (2)                         $     (42)

Basic EPS      $ (1,454) $(0.09)  16,721,959     $    (567)  $(0.03) 16,215,919

Effect of dilutive
securities          -        -         -               -         -        -

Diluted EPS    $ (1,454) $(0.09)  16,721,959     $    (567)  $(0.03) 16,215,919

                        Four months
                           ended                         Year ended
                         August 31,                      August 31,
                           1996                             1996
                 Income     EPS     Shares          Income     EPS    Shares
Net income(loss)$ (1,389)                        $   1,148

Preferred stock
dividends       $    (68)                        $     (92)

Basic EPS       $ (1,457)  $(0.10) 14,906,251    $   1,056    $0.08  13,917,490

Effect of dilutive
securities:

  Stock options      -         -        -              -         -      617,654

Diluted EPS     $ (1,457)  $(0.10) 14,906,251    $   1,056    $0.07  14,535,144


Options to purchase 2,411,253 shares of Common Stock were outstanding at December 31, 1998. Options to purchase 2,469,690 shares of Common Stock and 351,926 common share equivalents relating to 87,982 weighted average shares of series A and series AA convertible preferred stock were outstanding at December 31, 1997. Options to purchase 1,222,040 shares of Common Stock and 579,148 common share equivalents relating to 144,787 weighted average shares of series A and series AA convertible preferred stock were outstanding at December 31, 1996. Common share equivalents totaling 682,232 relating to 170,558 weighted average shares of series A and series AA convertible preferred stock were outstanding at August 31, 1996. These shares were not included in computation of diluted EPS for 1998, 1997, the four months ended December 31, 1996 and the year ended August 31, 1996 because the effect of adding the shares would increase EPS.

(10)	RETIREMENT SAVINGS PLAN

The Company has a 401(k) Retirement Savings Plan (the "Plan") which covers certain employees 21 years of age and over who have completed ninety days of service. Employees may voluntarily contribute up to 20% of pre-tax earnings to the Plan, subject to a maximum IRS limit. The Company may contribute additional amounts at its sole discretion. Company contributions to the Plan were $96,000, $60,000, $65,000 and $36,000 for the years ended December 31,
1998 and 1997, the four months ended December 31, 1996 and the year ended August 31, 1996, respectively.

(11)	RELATED PARTIES

As of December 31, 1998 and 1997, ACX owned or had the voting rights to approximately 55% and 58%, respectively, of the Company's Common Stock through its wholly-owned subsidiary GTC. At December 31, 1998, ACX has loaned $4,250,000 to the Company under a revolving credit facility. Subsequent to December 31, 1998, the Company borrowed an additional $500,000 under this facility. Interest accrues at 1% under the prime rate and is payable quarterly. The principal is due October 31, 2000. (See Note 5.) The Company has $4,250,000 principal and $80,000 of accrued interest outstanding at December 31, 1998. The Company incurred $347,000 and $132,000 in interest expense related to this note during the years ended December 31, 1998 and 1997, respectively.

As of December 31, 1998, the Company owed $3,600,000 under a one year note payable to GTC. This note bears interest, payable quarterly, at 6%. The principal is due September 3, 1999. As of December 31, 1998, the Company owed approximately $72,000 of accrued interest under the note.

During the years ended December 31, 1998 and 1997, the Company purchased $21,000 and $9,000 in goods and services from GTC, respectively. The Company had $21,000 and $4,000 in accounts payable to GTC at December 31, 1998 and 1997, respectively.

Through September 4, 1998, the Company sold solar electric systems and related products to GTC's subsidiaries. Sales are on equivalent terms to those provided to non-related customers. Total sales to GTC's subsidiaries in 1998 and 1997 were $325,000 and $824,000, respectively. As of December 31, 1997, the Company had $569,000 in receivables from GTC's subsidiaries.

The Company also purchases inventory and certain administrative services from GTC's subsidiaries. Purchases are on equivalent terms to those provided by non-related vendors. Total purchases during the year ended December 31, 1998 and 1997 from GTC's subsidiaries were $453,000 and $108,000, respectively. As of December 31, 1998 and 1997, the Company had payables to GTC's subsidiaries of $268,000 and $92,000, respectively.

Through November 1998 the Company leased approximately 10,750 square feet of warehouse and sales office space in a building owned by Robert Kaufmann, the Company's former President, and Thomas LaVoy, the Company's former Chief Financial Officer. Rental expense for this lease was $66,000, $85,000, $28,000 and $80,000 for the years ended December 31, 1998 and 1997, the four months ended December 31, 1996 and the year ended August 31, 1996, respectively. The lease expired November 1, 1998.

Robert R. Kauffman sold 35,763 shares of Series A Convertible Preferred Stock and 40,000 shares of Series AA Convertible Preferred Stock to GTC as a part of the settlement agreement.

(12)  Segment Information

The Company's reportable segments are based on its method of internal reporting, which is based on a combination of product category and geographic location. The Company's reportable segments are Distribution, Industrial and International.

The accounting policies of the segments are the same as those described in
Note 1. The Company evaluates the performance of its segments and allocates resources to them based primarily on operating income. Asset information and depreciation and amortization information is not reported as the Company does not produce such information internally.

The table below summarizes information about reported segments as of and for the years ended:


(In thousands)                Net        Operating
                             Sales     Income (Loss)
December 31, 1998

Distribution               $17,624       $ 1,828
Industrial                  18,908         2,032
International                6,191           354
Other                        1,541          (661)
  Segment total             44,264         3,553
Corporate                      -          (4,669)
Other reconciling items       (916)          -
  Consolidated total       $43,348       $(1,116)
                           =======        ======
December 31, 1997

Distribution               $13,817       $ 1,242
Industrial                  14,973         2,579
International                3,501           267
Other                        1,838          (753)
  Segment total             34,129         3,335
Corporate                     -           (3,666)

Other reconciling items     (1,300)          -
  Consolidated total       $32,829       $  (331)
                           =======        ======
August 31, 1996

Distribution               $12,511       $ 1,306
Industrial                  10,119         1,707
International                 -              -
Other                        1,514           (29)
  Segment total             24,144         2,984
Corporate                     -           (2,133)
Other reconciling items     (1,149)          -
  Consolidated total       $22,995       $   851
                            ======        ======
Other reconciling items in each period are intersegment sales. These sales are recorded based on the total overhead applied to each manufacturing segment.

The following is net sales and long-lived asset information by geographic area as of and for the year ended:

(In thousands)                  Net              Long-Lived
                               Sales               Assets
December 31, 1998

United States                 $26,618             $7,186
Argentina                       2,854                873
Brazil                          2,546                 70
United Kingdom                  1,941                -
Israel                          1,428                -
Canada                          1,386                -
United Arab Emirates            1,119                -
Australia                       1,094                 15
Other                           4,362                -
  Total                       $43,348             $8,144
          		                   ======              =====

Sales to unaffiliated customers located outside the United States aggregated approximately $11,600,000, $1,400,000 and $4,200,000 for the year ended
December 31, 1997, the four months ended December 31, 1996 and the year ended August 31, 1996, respectively. For the year ended December 31, 1997, sales were approximately $1,600,000, $2,600,000, $4,700,000 and $2,700,000 in
Australia, the Middle East, North and South America, and other parts of the world, respectively.

(13) COMMITMENTS AND CONTINGENCIES

On May 20, 1998 the Company opened an $800,000 credit facility with Norwest Bank Arizona. The credit limit was increased to $1,600,000 on December 10, 1998. This facility is used to support the issuance of commercial and standby letters of credit. As of December 31, 1998 the Company is contingently liable for approximately $1,329,000 supporting standby letters of credit. The Company will only be liable for this amount only if it does not perform as agreed on certain contracts.

Financial instruments, which potentially expose the Company to a concentration of credit risk, consist principally of cash and trade receivables. The Company places substantially all of its cash with major financial institutions. The balances , at times, may exceed federally insured limits. At December 31, 1998, the Company had approximately $406,000 which exceeded the insured limit and approximately $542,000 in foreign banks. Approximately 30% of the Company's accounts receivable was due from four customers at December 31, 1998.


On February 18, 1998, the Company was named as one of two dozen defendants in a lawsuit brought in the U. S. District Court for the District of New Hampshire.
 The suit alleged various violations of securities laws and breaches of fiduciary duties, among other things. The Company was subsequently dismissed as a defendant from the lawsuit.

The Company is named as a defendant in various actions and proceedings arising in the normal course of business. In all such cases, the Company is denying the allegations made against it and vigorously defending against them. Although the eventual outcome of these lawsuits cannot be predicted, it is management's opinion that these suits will not materially affect the Company's financial position or results of operations.

Subsequent to December 31, 1998 the functional currency for GGB devalued from R$1.21 per US dollar to R$2.04 per US dollar. This devaluation decreases the US dollar value of the assets held in Brazil. The Company cannot determine at this time if this devaluation will have a significant impact on the performance of GGB, the international segment or the Company.

(14)	SUPPLEMENTAL FINANCIAL INFORMATION

(In thousands)                            Additions
                            Balance at    charged to                 Balance
                            beginning     costs and                   at end
                            of period      expenses    Deductions1     of period

Year ended
August 31, 1996:
Allowance for
 doubtful accounts            $ 25        $  48          $ 47        $ 26

Reserve for obsolete
 inventory                      25          131           106          50

Four months ended
December 31, 1996:

Allowance for
 doubtful accounts              26           16            (3)         45

Reserve for obsolete
 inventory                      50          411           409          52

Year ended
December 31, 1997:

Allowance for
 doubtful accounts              45          104             2         147

Reserve for obsolete            52           90            40         102
 inventory

Year ended
December 31, 1998:

Allowance for
 doubtful accounts             147          262           325          84

Reserve for obsolete           102          886            93         895
 inventory


1 Allowance for doubtful accounts: Uncollectible accounts written off, net of recoveries from accounts previously written off.

(15)   UNAUDITED QUARTERLY FINANCIAL DATA

(In thousands except per share data)
Fiscal 1996
quarter ended              11/30/95       2/29/96       5/31/96       8/31/96

Sales                      $ 5,281        $ 4,811       $ 5,178       $ 7,725
Gross profit                 1,288          1,397         1,409         1,464

Net income                     221            273           173           480
Net income per basic
  share of common stock    $  0.01        $  0.02       $  0.01        $ 0.03
Net income per diluted
  share of common stock    $  0.01        $  0.02       $  0.01        $ 0.03

Fiscal 1997
quarter ended              3/31/97        6/30/97       9/30/97      12/31/97

Sales                      $ 6,370        $ 7,865       $ 8,569      $10,025
Gross profit                 1,495          1,285         2,175        1,954
Net income (loss)             (188)          (917)          478          102
Net income (loss) per basic
  share of common stock    $ (0.01)       $ (0.06)      $  0.03       $ 0.01
Net income (loss) per diluted
  share of common stock    $ (0.01)       $ (0.06)      $  0.03       $ 0.01

Fiscal 1998
quarter ended              3/31/98        6/30/98       9/30/98      12/31/98

Sales                      $ 9,792        $ 9,534       $11,859      $12,163
Gross profit                 1,888          1,934         1,080        2,300
Net income (loss)               68             51        (1,300)        (301)
Net income (loss) per basic
  share of common stock    $  0.00        $  0.00       $ (0.08)     $ (0.02)
Net income (loss) per diluted
  share of common stock    $  0.00        $  0.00       $ (0.08)     $ (0.02)

Item 9.	Changes in and Disagreements with Accountants on Accounting and
Financial Disclosure

On February 3, 1997, the Board of Directors of the Company, upon recommendation of the Board's Audit Committee, appointed PricewaterhouseCoopers LLP as the independent accountants to audit and report on the financial statements of the Company for the transition period ended December 31, 1996 and the year ended December 31, 1997. Also on February 3, 1997, at the recommendation of the Audit Committee, the Board of Directors dismissed KPMG LLP as its independent accountants.

The reports of KPMG LLP on the financial statements for the fiscal years ended August 31, 1996 and 1995 contained no adverse opinion or disclaimer of opinion and were not qualified or modified as to uncertainty, audit scope or accounting principle.

The Company provided notice to KPMG LLP on February 6, 1997 and filed a Form 8-K on February 7, 1997 in accordance with Item 304 of Regulation S-K.

PART III

Item 10.	Directors and Executive Officers of the Registrant

Directors
The following table sets forth certain information regarding the Board of Directors as of March 5, 1999.



                                  Director  Current Position(s)
                          Age     Since(1)   with the Company

John K. Coors              42      1996     Chairman and Director
Joseph Coors, Jr.          57      1998     Director
Jed J. Burnham (2)         54      1997     Director
Norman E. Miller (3)       60      1997     Director
Gerritt J. Wolfaardt(2)(3) 52      1997     Director
John Markle(2)             43      1998     Director

(1) The dates shown reflect the year in which these persons were first elected as directors of the Company or its predecessors.

(2)  Member of the Audit Committee.

(3)  Member of the Compensation Committee.

The principal occupations for the past five years of each of the six directors are set forth below.

John K. Coors. Dr. John Coors has served as Chairman of the Company since October 1998 and as a director of the Company since November 1996. He served as President and Chief Executive Officer of the Company from January 1997 to October 1998. He has served as President of Golden International, Inc., a wholly owned subsidiary of ACX (Golden International), since July 1992. Dr. John Coors is also a director of ACX. Dr. Coors received a B.S. in Chemical and Petroleum Refining Engineering from the Colorado School of Mines, a M.S. in Biochemistry from the University of Texas at Austin and a Doctorate in Engineering from the Technical University of Munich.

Joseph Coors, Jr. Mr. Joseph Coors, Jr. has served as a director of the Company since May 1998. He has served as President of ACX, the beneficial owner of a majority of the outstanding capital stock of the Company, since August 1992. He served as President and Chief Executive Officer of Coors Porcelain Company, a wholly owned subsidiary of ACX ("Coors Ceramics"), from March 1997 to October 1998, and as Chairman of the Board of Directors of Coors Ceramics since 1989. Mr. Joseph Coors, Jr. is also a director of ACX and Hecla Mining Company.

Jed J. Burnham. Mr. Burnham has served as a director of the Company since November 1996. He served as Chairman of the Board of the Company from May 1998 to October 1998. He has served as Chief Financial Officer of ACX since March 1995 and as Treasurer of ACX since August 1992.

Norman E. Miller. Mr. Miller has served as a director of the Company since August 1997. He has served as Chairman of Interstate Battery System of America, Inc., a wholesaler of automotive batteries, since 1963.

Gerritt J. Wolfaardt. Mr. Wolfaardt has served as a director of the Company since January 1997. He has served as Director, Economic Development in Africa, for Development Associates International, an organization to facilitate economic progress and leadership in developing nations, since August 1997 and President of Global Marketrace Services Inc., an economic development consulting service, since October 1996. Mr. Wolfaardt was a Missionary/Base Director for Youth With a Mission, an international missionary training and development program of the University of Nations in Cape Town, South Africa, from April 1986 to July 1997.

John Markle. Mr. Markle has served as a director of the Company since May 1998. He has served as Senior Vice President of Operations, Western Region for Rental Service Corporation, a construction equipment rental and sale company, since January 1998. Mr. Markle was President of Center Rental and Sales, Inc., a construction equipment rental and sale company, from 1987 to December 1997.

Family Relationships

Joseph Coors, Jr. and John K. Coors are brothers. In addition, Joseph Coors, Jr. and John K. Coors are both brothers of Jeffrey H. Coors and nephews of William K. Coors, all of whom serve on the Board of Directors of ACX, the parent of GTC, the Company's majority stockholder.

Executive Officers

The following table sets forth as of the date hereof the executive officers of the Company as of March 5, 1999.

Name                 Age        Position
J. Michael Davis     52    President and Chief
                           Executive Officer
Jeffrey C. Brines    41    Vice President, Chief
                           Financial Officer and
                           Secretary
Myron D. Anduri      43    Vice President - Industrial
Thomas P. Dyer       57    Vice President - International
Ronald Kenedi        51    Vice President - Distribution
Michael Stern        41    Vice President - Utilities
Donald E. Anderson   66    Vice President

J. Michael Davis. Mr. Davis has served as President and Chief Executive Officer since March 1999. He served as Vice President of the Company since February 1997 and as Chief Operating Officer of the Company since May 1997. He was Vice President-Marketing of GTC from July 1993 to January 1997 and Assistant Secretary of the United States Department of Energy from June 1989 to January 1993. Mr. Davis received a B.S. in Civil Engineering from the United States Air Force Academy and a M.S. in Civil Engineering from the University of Illinois.

Jeffrey C. Brines. Mr. Brines has served as Vice President, Chief Financial Officer and Secretary of the Company since January 1997. He has served as Vice President - Finance of Golden International since September 1996. Mr. Brines was a Plant Manager of Golden Photon, Inc. ("Golden Photon," the predecessor of Golden International), a solar module manufacturer and a wholly owned subsidiary of GTC, from January 1995 to August 1996 and Controller of Golden Photon from October 1993 to December 1994. Mr. Brines worked at Coors Brewing Company from August 1980 to September 1993, where his last position was Manager of Finance and Accounting. Mr. Brines received a B.S. in Accounting and a M.B.A. from Regis University.

Myron D. Anduri.  Mr. Anduri has served as Vice President - Industrial of the

Company since January 1999, prior to which he was Vice President - Marketing and Sales from January 1994 to January 1999, prior to which he was Vice President - Industrial Division of the Company from 1989 to 1994 and Manager - Industrial Division of the Company from 1987 to 1989. Mr. Anduri received his B.A. in Economics from Colorado State University.

Thomas P. Dyer. Mr. Dyer has served as Vice President - International of the Company since January 1999, prior to which he was Vice President - Manufacturing and Operations of the Company from August 1997 to January 1999. Mr. Dyer served as Operations Manager of the Company from May 1997 to August 1997 and Marketing Coordinator and Manager of New Business Development of the Company from January 1996 to May 1997. He served as a consultant for his own consumer sales and marketing consulting company, TPD Consulting Services, from 1990 to 1996. Mr. Dyer worked at Arco Solar/Siemens Solar Industries, a manufacturer of solar electric modules, from 1977 to 1990, where his last position was Vice President of Sales and Marketing.

Ronald Kenedi. Mr. Kenedi has served as Vice President - Distribution of the Company since June 1989, prior to which he was Manager - Distribution Division of the Company since June 1988. From 1985 to 1988 Mr. Kenedi managed the Company's mail order division and dealer development business. From 1976 to 1985 Mr. Kenedi was the co-owner and operator of Independent Power Company, a solar electric company that was acquired by the Company. Mr. Kenedi received his B.S. in Psychology and Fine Arts from the State University of New York at Stonybrook.

Michael Stern. Mr. Stern has served as Vice President - Utilities of the Company since January 1998. He was President of Silicon Energy Company, a company which he founded, from its establishment in 1985 until it was acquired by the Company in January 1998. Prior to starting Silicon Energy Company, Mr. Stern worked at Arco Solar from 1980 to 1985, where his last position was Manufacturing Manager. Mr. Stern received his B.E. from UCLA.

Donald E. Anderson. Mr. Anderson has served as Vice President of the Company since January 1997. He served as a director of the Company from 1981 to May 1998 and Chairman of the Board of Directors of the Company from 1981 to January 1997. Mr. Anderson received his B.A. form Minneapolis Business College.

Item 11.	Executive Compensation

Summary Compensation Table

The following table sets forth certain information concerning the compensation paid during the periods indicated to the Chief Executive Officer and the four other most highly compensated officers of the Company whose combined salary and bonus exceeded $100,000 during the fiscal year ended December 31, 1998 (the "Named
Executive Officers").

                                                                         Long Term
                                                                        Compensation
                                                                           Awards

                                                     Annual               Securities
                                                  Compensation            Underlying     All Other
Name and Principal Position          Year(1)    Salary        Bonus        Options     Compensation
J. Michael Davis                     1998      $157,731     $   -          100,000      $ 20,641(2)
President and Chief                  1997       133,769       25,560       125,000         1,333(3)
Executive Officer

Jeffrey C. Brines                    1998       115,077         -          100,000        19,439(2)
Executive Vice President,            1997        97,615       24,059       125,000        10,000(3)
Chief Financial Officer and
Secretary

John K. Coors(4)                     1998       121,038         -          200,000        13,325(2)
Former President and Chief           1997       139,673       25,560       250,000         6,000(3)
Executive Officer

(1) The Company's 1996 fiscal year ended August 31.

(2) Other compensation for Mr. Davis in 1998 represents the Company's contributions to the 401(k) Plan for his benefit and automobile allowance of $5,000 and $12,000, respectively. Other compensation for Mr. Brines in 1998 represents Company's contributions to the 401(k) Plan for his benefit and automobile allowance of
$3,798 and $12,000, respectively. Other compensation for Mr. Coors in 1998 represents automobile allowance of $10,000.

(3) Other compensation for Coors, Brines and Davis in 1997 represents in each case an automobile allowance.

(4) Mr. Coors resigned as President and Chief Executive Officer on October 7, 1998.

Option Grants

The following table sets forth information with respect to grants of stock options to each of the Named
Executive Officers during the year ended December 31, 1998.

                                                                                       Potential Realized
                               Percent of                                                Value at
                    Number of     Total                                                Assumed Annual
                   Securities    Options                                               Rates of Stock
                   Underlying   Granted to                                            Price Appreciation
                     Options   Employees in  Exercise                                  for Option Term
Name                 Granted   Fiscal Year    Price    Grant Date  Expiration Date       5%        10%
J. Michael Davis    100,000      14.9       $1.625      1-27-98       1-27-08        $102,195   $258,983
Jeffrey C. Brines   100,000      14.9       $1.625      1-27-98       1-27-08        $102,195   $258,983
John K. Coors       200,000      29.7       $1.625      1-27-98       1-27-08        $204,391   $517,966

The options vest based on Company performance.  The first third of the options vest when the Company reaches
$0.07 earnings per share, the second third vest when the Company reaches $0.10 earnings per share and the final third vest when the Company reaches $0.13 earnings per share.

Aggregate Option Exercises and Fiscal Year-End Values

The following table sets forth information with respect to the Named Executive Officers concerning the exercise of options during fiscal year ended December 31, 1998, the number of securities underlying unexercised options at the 1998 year-end and the year-end value of all unexercised in-the-money options held by such individuals.

                     Shares                                                  Value of Unexercised
                    Acquired                Number of     Unexercised        In-the-Money Options
                       on        Value      Options at  Fiscal Year-End      at Fiscal Year-End(1)
                   Exercise(2) Realized    Exercisable   Unexercisable    Exercisable   Unexercisable
J. Michael Davis       -        $  -            -           100,000        $    -        $      -
Jeffrey C. Brines      -           -            -           100,000             -               -
John K. Coors          -           -          10,000        200,000             -               -

(1) Represents the difference between the exercise price and the closing price for the Common Stock on the
NASDAQ SmallCap Market at December 31, 1998.  At December 31, 1998 none of the options held by any of the
Named Executive Officers were in-the-money.

(2) None of the Named Executive Officers exercised options during the year ended December 31, 1998.

Stock Option Plans

On April 24, 1998, the Board of Directors adopted the Photocomm, Inc. 1998 Stock Option and Incentive Plan (the "1998 Plan"). The stockholders of the Company subsequently approved the 1998 Plan. The Plan is administered by the Compensation Committee (the "Committee") of the Board of Directors.

The maximum number of shares of Common Stock for which awards may be made under the 1998 Plan is (a) 1,305,828, which is comprised of shares of Common Stock represented by shares reserved under any prior stock option plan of the Company plus (b) any shares of Common Stock that are represented by awards granted under any prior stock option plan of the Company which are forfeited or expire without delivery of shares of Common Stock. No more than 20,000 shares of Common Stock may be issued pursuant to awards of restricted stack or restricted stock units. The maximum number of shares of Common Stock for which options may be granted to any eligible person under the 1998 Plan is 250,000 per year. The maximum number of shares of Common Stock which may be granted as restricted stock or restricted stock units to any eligible person under the 1998 Plan is 500 per year.

The Committee will have discretion to grant options, restricted stock or restricted stock units under the 1998 Plan to (i) employees (including officers and directors) of the Company and of any "subsidiary" of the Company (within the meaning of Section 424(f) of the Code) (ii) any consultant or adviser to the Company and (iii) any non-employee directors.

All options granted under the 1998 Plan are intended to be treated as nonstatutory stock options, unless the Committee specifically designates a stock option as an ISO within the limitations of the 1998 Plan. For both ISOs and nonstatutory options granted under the 1998 Plan, the exercise price per share (the "Option Price") is equal to 100% of the fair market falue of a share of Common Stock on the date of grant (but not less than the par value per share). The Option Price of ISO's to any participant owning more than 10% of the Company's outstanding voting stock on the date of grant must be at least equal to 110% of the fair market value on such date.

Unless otherwise provided in the agreement evidencing the grant of an option, each option under the 1998 Plan will generally vest over a three-year period from the date of grant at the rate of one-third per year. Options are subject to acceleration of vesting under certain circumstances or in the descretion of the Committee.

Directors' Compensation

Directors of the Company who are also employees of the Company or its parent receive no director's fees. Non-employee directors receive directors fees of $1,000 for each Board meeting attended in person and, annually, $6,000 to serve on one committee or $9,000 to serve on two committees. In addition, directors are reimbursed for their reasonable out-of-pocket travel expenditures incurred. Non-employee directors of the Company are also eligible to receive grants of stock options under the Company's Directors Stock Option Plan (the "Directors Plan") and starting in 1998 under the 1998 Stock Option and Incentive Plan (the "1998 Plan").

The Directors Plan was adopted by the Board of Directors and approved by the stockholders in January 1996. Under the Directors Plan, 100,000 shares of Common Stock were initially reserved for purchase pursuant to options (subject to adjustment for certain events, such as recapitalizations or stock splits, effected without consideration) for grants to directors of the Company who are not officers or employees of the Company (each an "Eligible Director"). The 1998 Plan replaces the Director plan on an ongoing basis. All ungranted shares of Common Stock reserved under the Directors Plan were transferred to the 1998 Plan. Under the 1998 Plan, each Eligible Director who commences service as a director is granted an initial option to purchase 10,000 shares of Common Stock. Each such Eligible Director is also granted an additional option to purchase 3,000 shares of Common Stock immediately after the annual meeting of the shareholders of each year if the Eligible Director continues to be an Eligible Director at such time and has attended 75% of the meetings held by the Board of Directors over the prior 12 month period or, if shorter, during the term during which such Eligible Director has served as director at least 75% of the meetings of the Board of Directors on which such Eligible Director serves during such time. The stockholders of the Company approved the 1998 Plan in May 1998, which incorporates terms substantially similar to the Directors Plan with respect to non-employee directors and allows for shares reserved for issuance under the 1998 Plan to be used for option grants to such directors. Subsequent to the approval of the 1998 Plan there have been no further grants of options under the Directors Plan.

Other than the compensation described above, none of the directors received any other compensation from the Company in 1998 in connection with their service as directors.


Item 12.	Security Ownership of Certain Beneficial Owners and Management

The following table sets forth certain information regarding beneficial ownership of the Common Stock as of March 5, 1999 by each Named Executive Officer, director and all directors and executive officers as a group.

                                             Beneficial Ownership(1)(2)
                                             Number of
Name of Beneficial Owner                      Shares           Percent

J. Michael Davis                               4,500(3)           *
Jeffrey C. Brines                              5,000(3)           *
John K. Coors                                 16,000(3)(4)(5)     *
Joseph Coors, Jr.                              2,500(4)(6)        *
Jed J. Burnham                                11,500(7)           *
Norman E. Miller                              11,000(8)           *
Gerritt J. Wolfaardt                          11,500(9)           *
John Markle                                    2,500(10)          *
Directors and executive officers
  as a group (13 persons)                  1,235,708             6.8%

*	Less than one percent.

(1) In accordance with Rule 13d-3 under the Exchange Act, a person is deemed to be a "beneficial owner" of a security if he or she has or shares the power to vote or direct the voting of such security or the power to dispose or direct the disposition of such security. A person is also deemed to be a beneficial owner of any securities of which that person has the right to acquire beneficial ownership within 60 days of March 5, 1999. More than one person may be deemed to be a beneficial owner of the same securities. The percentage ownership of each stockholder is calculated based on the total number of outstanding shares of Common Stock as of the Record Date and those shares of Common Stock that may be acquired by such stockholder within 60 days of March 5, 1999. Consequently, the denominator for calculating such percentage may be different for each stockholder.

(2) This table is based upon information supplied by directors and executive officers of the Company. Unless otherwise indicated in the footnotes to this table, each of the stockholders named in this table has sole voting and investment power with respect to the shares shown as beneficially owned.

(3) During 1998 Mr. Davis, Mr. Brines and Mr. Coors without consideration forfeited options to purchase shares of common stock of 125,000, 125,000 and 250,000, respectively.

(4) Does not include shares of Common Stock and Preferred Stock beneficially owned by ACX. Joseph Coors, Jr. and John K. Coors are both directors of ACX, and John K. Coors is a President, of Coors Ceramics, a wholly owned subsidiary of ACX. In addition, Joseph Coors, Jr. is a co-trustee of one or more family trusts that collectively own approximately 46 percent of the outstanding common stock of ACX. As of March 5, 1999, ACX beneficially owned 9,429,379 shares of Common Stock of the Company, representing approximately 55% of the voting power of the Common Stock outstanding at that date.

(5) Includes 10,000 shares of Common Stock that may be purchased pursuant to options exercisable within 60 days of March 5, 1999.

(6)	Includes 2,500 shares of Common Stock that may be purchased pursuant to options exercisable within 60 days of March 5, 1999.

(7)	Does not include shares of Common Stock and Preferred Stock beneficially owned by ACX. Mr. Burnham is Chief Financial Officer and Treasurer of ACX. Includes 11,500 shares of Common Stock that may be purchased pursuant to options exercisable within 60 days of March 5, 1999.

(8)	Includes 5,000 shares of Common Stock that may be purchased pursuant to options exercisable within 60 days of March 5, 1999.

(9)	Includes 11,500 shares of Common Stock that may be purchased pursuant to options exercisable within 60 days of March 5, 1999.

(10)	Includes 2,500 shares of Common Stock that may be purchased pursuant to options exercisable within 60 days of March 5, 1999.

Principal Holders of Voting Securities

The following table sets forth information as of March 5, 1999 with respect to the ownership of shares of capital stock of the Company by each person believed by management to be the beneficial owner of more than five percent of the Company's outstanding Common Stock. The information is based on the most recent Schedule 13D or 13G filed with the SEC on behalf of such persons or other information made available to the Company. Except as otherwise indicated, the reporting persons have stated that they possess sole voting and sole dispositive power over the entire number of shares reported.

                                                Amount and
                                                Nature of   Percent of
                                                Beneficial     Class
Name of Beneficial Owner        Class of Stock  Ownership   Outstanding
ACX Technologies, Inc.           Common Stock   9,429,379(1)   55.0%
16000 Table Mountain Parkway
Golden, CO 80403

Programmed Land Incorporated     Common Stock   1,550,000(2)    8.8%
9414 E San Salvador Dr Ste 99
Scottsdale AZ 85258

(1) Includes the voting rights to 500,000 shares pledged to ACX as a part of ACX's loan agreement with Mr. Kauffman.

(2) Includes 500,000 shares of Common Stock that may be purchased pursuant to options exercisable within 60 days of March 5, 1999.

Item 13.	Certain Relationships and Related Transactions

Joseph Coors, Jr. and John K. Coors are both directors of ACX, the parent of GTC, the Company's majority stockholder. Jed J. Burnham is an executive officer of ACX. Joseph Coors, Jr. is a co-trustee of one or more family trusts that collectively own approximately 46 percent of the outstanding common stock of ACX. Joseph Coors, Jr. and John K. Coors are brothers.

As of the Record Date, ACX owned or had the voting rights to approximately 55% of the Company's Voting Stock directly or indirectly through its wholly owned subsidiary GTC.

The Company has extablished an unsecured, $4,750,000 line of credit (the "Line of Credit") with ACX pursuant to a Loan Agreement entered into between the Copmpany and ACX dated as of November 30, 1997. At December 31, 1998, ACX has loaned $4,250,000 to the Company under the Line of Credit. Subsequent to December 31, 1998, the Company borrowed an additional $500,000 under the Line of Credit. Interest accrues at 1% under the prime rate and is payable quarterly. The principal is due October 31, 2000. The Company has $4,250,000 principal and $80,000 of accrued interest outstanding at December 31, 1998. The Company incurred $347,000 and $132,000 in interest expense related to this note during the years ended December 31, 1998 and 1997, respectively.

As of December 31, 1998, the Company owed $3,600,000 under a one year note payable to GTC. This note bears interest, payable quarterly, at 6%. The principal is due September 3, 1999. As of December 31, 1998, the Company owed approximately $72,000 of accrued interest under the note.

During the years ended December 31, 1998 and 1997, the Company purchased $21,000 and $9,000 in goods and services from GTC, respectively. The Company had $21,000 and $4,000 in accounts payable to GTC at December 31, 1998 and 1997, respectively.

Through September 4, 1998, the Company sold solar electric systems and related products to GTC's subsidiaries. Sales are on equivalent terms to those provided to non-related customers. Total sales to GTC's subsidiaries in 1998 and 1997 were $325,000 and $824,000, respectively. As of December 31, 1997, the Company had $569,000 receivables from GTC's subsidiaries.

The Company also purchases inventory and certain administrative services from GTC's subsidiaries. Purchases are on equivalent terms to those provided by non-related vendors. Total purchases during the year ended December 31, 1998 and 1997 from GTC's subsidiaries were $453,000 and $108,000, respectively. As of December 31, 1998 and 1997, the Company had payables to GTC's subsidiaries of $268,000 and $92,000, respectively.

Through November 1998 the Company leased approximately 10,750 square feet of warehouse and sales office space in a building owned by Robert Kaufmann, the Company's former President, and Thomas LaVoy, the Company's former Chief Financial Officer. Rental expense for this lease was $66,000, $85,000, $28,000 and $80,000 for the years ended December 31, 1998 and 1997, the four months ended December 31, 1996 and the year ended August 31, 1996, respectively. The lease expired November 1, 1998.

On July 22, 1997 the Company reached a settlement of the pending arbitration proceedings with former executives Robert Kauffman and Thomas LaVoy. In connection with the settlement, the Company paid Mr. Kauffman lump sum severance, benefit and settlement payments in the aggregate amount of $638,135 and Mr. LaVoy lump sum severance, benefit and settlement payments in the aggregate amount of $353,098. Additionally, the Company paid certain attorney's fees of Messrs. Kauffman and LaVoy in the aggregate amount of $65,425. As part of the settlement, Mr. Kauffman resigned from the Board of Directors of the Company.

Pursuant to the settlement agreement with Mr. Kauffman and in accordance with the terms of an agreement between Mr. Kauffman and ACX that was entered into prior to the settlement, ACX purchased 197,000 shares of Common Stock, 35,763 shares of Series A Preferred Stock and 40,000 shares of Series AA Preferred Stock at a price of $2.75 per share of Common Stock or Common Stock equivalent.
 Each share of Preferred Stock was equivalent to four shares of Common Stock. As part of the settlement agreement, ACX also made a 3 year, $2,000,000 non-recourse loan to Mr. Kauffman secured by the remaining 1,000,000 shares of Common Stock held by Mr. Kauffman. ACX has a proxy to vote one-half of the shares of Common Stock held by Mr. Kauffman and used as collateral for such loan.

As part of the settlement between the Company and Messrs. Kauffman and LaVoy, Programmed Land, Inc., a company owned by Donald Anderson a former member of the Company's Board of Directors, acquired from Mr. Kauffman for $375,000 in the aggregate options to purchase 500,000 shares of Common Stock. In addition, Mr. Anderson purchased from Mr. Kauffman for $135,000 options to purchase in the aggregate 200,000 shares of Common Stock, and Mr. Baker purchased from Mr. Kauffman for $135,000 in the aggregate options to purchase 200,000 shares of Common Stock. The Company agreed to amend the terms of the options acquired individually by Messrs. Anderson and Baker to reduce the exercise price for such options from $2.46 per share to $2.125 per share, which was the prevailing market price of the Common Stock on the date such options were acquired by Messrs. Anderson and Baker.

In December 1998, ACX converted 35,763 shares of Series A Preferred Stock and 40,000 shares of Series AA Preferred Stock to a total of 303,052 shares of Common Stock.

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

10.6      Executive Compensation Agreement between Photocomm,
          Inc. and Myron Anduri dated November 20, 1996
          (filed as Exhibit 10.12 to the Company's Annual Report on Form 10-KSB for the year ended August 31, 1996 and incorporated herein by reference).

10.7 Executive Compensation Agreement between Photocomm, Inc. and Donald Anderson dated November 20, 1996 (filed as Exhibit 10.13 to the Company's Annual Report on Form 10-KSB for the year ended August 31, 1996 and incorporated herein by reference).

10.8      Stock Purchase Agreement dated November 15, 1996
          among Golden Technologies Company, Inc., The	New
          World Power Corporation and Photocomm, Inc. (filed as Exhibit 10.17 to the Company's Annual Report on Form
          10-KSB for the year ended August 31, 1996 and incorporated herein by reference)

10.9 Photocomm, Inc. 1996 Stock Option Plan and Non-Statutory Stock Option Agreement dated September
          16, 1996 and November 19, 1996, respectively
          (filed as Exhibit 3.3 to the Company's Annual Report on Form 10-KSB for the year ended August 31, 1996 and incorporated herein by reference).

10.10 Agreement and plan of merger between Photocomm, Inc. and Silicon Energy Corporation dated January 23, 1998 (filed as Form 8-K on February 18, 1998 and incorporated herein by reference).

10.11 Loan agreement and promissory note between Photocomm, Inc. and ACX Technologies, Inc. dated November 30, 1997. (filed as Exhibit 10.11 to the Company's Annual Report on Form

          10-K for the year ended December 31, 1997 and incorporated herein by reference).

10.12 Settlement agreements and mutual releases between Photocomm, Inc. and Robert R. Kauffman and Thomas C. LaVoy dated June 18, 1997 (filed as Exhibits 10.1 and 10.2 to the Company's Quarterly Report on Form 10-QSB for the Quarter ended June 30, 1997 and incorporated herein by reference).

10.13 Agreement and Plan of Merger between Photocomm, Inc. and Silicon Energy Corporation dated January 23, 1998 (filed as Exhibit 2.1 to Form 8-K on February 18, 1998 and incorporated herein by reference).

10.14 Agreement and Plan of Merger between Photocomm, Inc., an Arizona corporation, and Golden Genesis Company, a Delaware corporation, dated June 9, 1998. (filed as Exhibit 3.1 to the Company's Quarterly Report on Form 10-Q for the quarter ended June 30, 1998 and incorporated herein by reference).

10.15 Articles of Merger of Photocomm, Inc., an Arizona corporation, into Golden Genesis Company, a Delaware corporation, dated June 9, 1998. (filed as Exhibit 3.1 to the Company's Quarterly Report on Form 10-Q for the quarter ended June 30, 1998 and incorporated herein by reference).

10.16 Certificate of Merger of Photocomm, Inc., an Arizona corporation, into Golden Genesis Company, a Delaware corporation, dated June 9, 1998. (filed as Exhibit 3.1 to the Company's Quarterly Report on Form 10-Q for the quarter ended June 30, 1998 and incorporated herein by reference).

10.17     Share Purchase Agreement between Golden Genesis Company
          Remote Power, Inc. and its shareholders dated July 21, 1998. (filed as Exhibit 3.1 to the Company's Quarterly Report on Form 10-Q for the quarter ended June 30, 1998 and incorporated herein by reference).

10.18 Share Purchase Agreement between Golden Genesis Company, Golden Technologies Company, Inc. and ACX Technologies, Inc. dated September 4, 1998. (filed as Exhibit 2 to the Company's Form 8-K dated September 4, 1998 and incorporated herein by reference).

10.19     Photocomm, Inc. d/b/a Golden Genesis Company 1998 Stock Option
          and Incentive Plan.                                              56

21        List of Subsidiaries                                             74

23        Consents of Independent Accountants                              75

27        Financial Data Schedule                                          77

(b)	Reports on 8-K

The following reports on Form 8-K were filed during the year ended December 31, 1998.

Form 8-K/A dated September 4, 1998 Acquisition of Solartec Sociedad Anonima, filed November 20, 1998.

(c)	Financial Statements:                                              Page

Incorporated in Form 10-K Item 8.                                         16

(d)	Financial Statement Schedule.

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

                                           GOLDEN GENESIS COMPANY

Date: March 31, 1999                       By /s/ J Michael Davis
                                           President &
                                           Chief Executive Officer

Date: March 31, 1999                       By /s/ Jeffrey C. Brines
                                           Chief Financial Officer

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

                                           GOLDEN GENESIS COMPANY

Date: March 31, 1999                       By /s/ John K. Coors
                                           Chairman of the Board
                                           and Director

Date: March 31, 1999                       By /s/ Joseph Coors, Jr.
                                           Director

Date: March 31, 1999                       By /s/ Jed J. Burnham
                                           Director

Date: March 31, 1999                       By /s/ Norman E. Miller
                                           Director

Date: March 31, 1999                       By /s/ Gerrit J. Wolfaardt
                                           Director

Date: March 31, 1999                       By /s/ John Markle
                                           Director