Form 10-Q
period 1999-03-31
GOLDEN GENESIS CO
filed 1999-05-17
CIK 746255

                  SECURITIES AND EXCHANGE COMMISSION
                        Washington, D.C. 20549

                              FORM 10-Q


[X]       QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
            OF THE SECURITIES AND EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 1999

                          OR

[ ]       TRANSITION REPORT PURSUANT TO SECTION 13 OR
            15(d) OF THE SECURITIES EXCHANGE ACT OF 1934


Commission file number 0-12807

                      GOLDEN GENESIS COMPANY
        ------------------------------------------------------
        (Exact name of registrant as specified in its charter)

            Delaware                                 86-0411983
---------------------------                 --------------------
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

   Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes /X/ No / /

At May 10, 1999 17,152,948 shares of the Registrant's Common
Stock were outstanding.

                        GOLDEN GENESIS COMPANY

                                 INDEX




PART I   Financial Information                     Page Number


Item 1.  Financial Statements

         Consolidated Balance Sheets - March 31,
          1999 and December 31, 1998                    3

         Consolidated Statements of Operations -
          Three Months ended March 31, 1999 and 1998    4

         Consolidated Statements of Comprehensive
          Income - Three months ended March 31, 1999
          and 1998                                      5

         Consolidated Statements of Cash Flows -
          Three Months ended March 31, 1999 and 1998    6

         Notes to Consolidated Financial Statements     7


Item 2.  Management's Discussion and Analysis
          of Financial Condition and Results of
          Operations                                    8



PART II   Other Information

Item 6.	Exhibits and Reports on Form 8-K             14

I.  FINANCIAL INFORMATION
ITEM 1.  FINANCIAL STATEMENTS
                          GOLDEN GENESIS COMPANY
                        CONSOLIDATED BALANCE SHEETS
                          (Dollars in thousands)
                                           March 31, December 31,
                                             1999        1998
Assets                                    (Unaudited)
Current Assets
  Cash and cash equivalents                $ 1,506     $ 1,259
  Accounts receivable, net                   9,413       9,931
  Inventories                                6,818       7,130
  Deferred tax asset                           350         350
  Other current assets                       1,708       1,211
     Total Current Assets                   19,795      19,881

Property and equipment, net                  2,232       2,327

Goodwill, net                                5,216       5,278
Other assets, net                              527         539
     Total Assets                          $27,770     $28,025
                                            ======     =======
Liabilities and Stockholders' Equity
Current Liabilities
  Current installments of long-term debt   $    65    $     65
  Accounts payable                           5,923       5,663
  Notes payable, short term                  5,128       5,075
  Other accrued expenses                     1,029       1,146
     Total Current Liabilities              12,145      11,949
Long-term debt, less current installments    5,654       5,155
     Total Liabilities                      17,799      17,104

Commitments and contingencies                 -           -

Stockholders' Equity
  Preferred stock: $.001 par value,
     5,000,000 shares authorized
     0 issued and outstanding                 -           -
  Common stock: $.10 par value, 25,000,000
     shares authorized; 17,152,948 and
     17,151,848 shares issued and
     outstanding, respectively               1,715       1,715
  Additional paid-in capital                17,024      17,023
  Accumulated other comprehensive loss        (755)       (296)
  Accumulated deficit                       (8,013)     (7,521)
     Total Stockholders' Equity              9,971      10,921
     Total Liabilities and Stockholders'
      Equity                               $27,770     $28,025
                                           =======     =======

See accompanying notes to consolidated financial statements.

                        GOLDEN GENESIS COMPANY
                 CONSOLIDATED STATEMENTS OF OPERATIONS
                              (UNAUDITED)


                                               Three Months Ended
                                                    March 31
(In thousands except per share data)
                                               1999       1998

Sales, net                                   $11,556    $ 9,792
Cost of sales                                  9,400      7,904
     Gross profit                              2,156      1,888

Selling and marketing expenses                 1,276        740

General and administrative expenses            1,041        978

     Income (loss) from operations              (161)       170

Other income (expenses):
     Interest expense                           (236)       (89)
     Other income (expense), net                 (25)       (13)

Income (loss) before income taxes               (422)        68

Income tax 	                                     (70)      -

     Net income (loss)                          (492)        68

Preferred stock dividends                        -            1

Net income (loss) applicable to common
 stockholders                                $  (492)   $    67
                                             =======    =======

Net income (loss) per basic share of
 common stock                                $ (0.03)   $  0.00
                                             =======    =======

Weighted average shares outstanding
  - basic                                     17,153     16,547
                                             =======    =======
Net income (loss) per diluted share of
 common stock                                $ (0.03)   $  0.00
                                             =======    =======

Weighted average shares outstanding
  - diluted                                   17,153     16,962
                                             =======    =======

See accompanying notes to consolidated financial statements.

              GOLDEN GENESIS COMPANY AND SUBSIDIARIES
          CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
                            (UNAUDITED)

                                        Three Months Ended
                                              March 31
(In thousands)
                                         1999         1998

Net income (loss)                      $ (492)      $   68
Other comprehensive income
  (loss), net of tax of $0:
Foreign currency translation             (459)        (124)
Comprehensive loss                     $ (951)      $  (56)
                                        =====        =====

See accompanying notes to consolidated financial statements.

                         GOLDEN GENESIS COMPANY
                 CONSOLIDATED STATEMENTS OF CASH FLOWS
                              (UNAUDITED)

                                               Three Months Ended
                                                    March 31,
(In thousands)
                                               1999         1998
Cash flows from operating activities:
Net income (loss)                           $  (492)     $    68
Adjustments to reconcile net income to
 net cash used in operating activities,
 net of effects of acquisitions:
     Depreciation and amortization              202          161
     Change in accounts receivable              289         (783)
     Change in inventories                       83        1,213
     Change in accounts payable and
      accrued expense                           196       (1,337)
     Change in other current assets            (497)          42
Net cash used in operating activities          (219)        (636)

Cash flows from investing activities:
     Purchase of property and equipment         (33)        (156)
     Cash paid for acquisitions and other
      assets, net of cash acquired              -           (370)
Net cash used in investing activities           (33)        (526)

Cash flows from financing activities:
     Repayments of debt                          (1)        (197)
	Proceeds from issuance of debt                 500          750
     Proceeds from issuance of common stock     -             23
Net cash provided by
 financing activities                           499          577

Net increase (decrease) in cash and
 cash equivalents                               247         (585)
Cash and cash equivalents at beginning
 of period                                    1,259        1,182

Cash and cash equivalents at end of period  $ 1,506      $   597
                                             ======       ======

Non-cash investing and financing activities:
Stock issued for acquisitions               $   -        $   650

See accompanying notes to consolidated financial statements.

                           GOLDEN GENESIS COMPANY
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                               MARCH 31, 1999
                                (UNAUDITED)

NOTE 1. Inventories

Inventories consist of the following:
(In thousands)
                                          March 31,  December 31,
                                            1999         1998
Raw materials and goods
  purchased for resale                     $7,574       $7,868
Work-in-process                               125          157

Less allowance for obsolescence              (881)        (895)
Total Inventories                          $6,818       $7,130

Note 2. Acquisitions

During 1998 Golden Genesis acquired the following companies:
Utility Power Group ("UPG") on January 23, 1998; Remote Power, Inc. ("RPI") on July 21, 1998; Golden Genesis do Brazil ("GGB") on September 4, 1998 and Solartec, S.A. ("Solartec") on September 4, 1998.

The following unaudited pro forma information has been prepared assuming that the Solartec acquisition had occurred on January 1, 1998. The pro forma information does not include the effects of the acquisitions of UPG, RPI and GGB. The effect of these acquisitions was not material to the Company's 1998 financial statements. The pro forma information includes an adjustment for increased interest expense related to new borrowings at applicable rates for the purchase. The pro forma financial information is presented for informational purposes only and may not be indicative of the results of operations as they would have been had the Solartec transaction actually been effected on January 1, 1998, nor is it necessarily indicative of the results of operations which may occur in the future.

(In thousands                               Three months ended
except per share data)                        March 31,1998
                                               (unaudited)
                                                 --------
Sales, net                                      $ 10,973
                                                 =======
Net income (loss)                               $    (79)
                                                 =======
Net income (loss) per basic and
   diluted share of common stock                $  (0.01)
                                                 =======

Note 3. Segments

The Company's reportable segments are organized by its method of internal reporting, which is based on a combination of product category and geographic location. The Company's reportable segments are Distribution, Industrial and International.

The accounting policies of the segments are the same as those described in Note 1 of the Company's 1998 Annual Report on Form
10-K.   The Company evaluates the performance of its segments and
allocates resources to them based primarily on operating income. Asset and depreciation and amortization information is not reported as the Company does not produce such information by segment for internal purposes.

The table below summarizes information about reported segments as of and for the three months ended:

(In thousands)                Net        Operating
                             Sales     Income (Loss)
March 31, 1999

Distribution               $ 7,222       $   591
Industrial                   2,433           (63)
International                1,875           (70)
Other                          155            24
  Segment total             11,685           482
Corporate                      -            (643)
Other reconciling items       (129)          -
  Consolidated total       $11,556       $  (161)
                           =======        ======
March 31, 1998

Distribution               $ 3,282       $   (35)
Industrial                   5,675           685
International                  805            (2)
Other                          317            (6)
  Segment total             10,079           642
Corporate                     -             (472)
Other reconciling items       (287)          -
  Consolidated total       $ 9,792       $   170
                           =======        ======

Other reconciling items in each period are intersegment sales.
These sales are recorded based on the total overhead applied to each manufacturing segment.


Item 2.   Management's Discussion and Analysis of Financial
Conditions and Results of Operations

Business Overview

The Company markets, engineers, manufactures and distributes solar electric systems utilized primarily in remote areas. Areas generally include those where electric power is needed but access to electricity is inconvenient, not available or costs are relatively high. Three primary markets compose the majority of the Company's results from operations: the industrial market, the distribution market and the international market.

The Company services a variety of customers in the industrial market. These customers have power generation needs for communication systems, traffic signal systems and remote monitoring systems. In addition, the industrial market includes customers that use solar electric systems connected directly into power grids.

The Company's distribution market includes more than 800 solar energy dealers, which are predominantly located in North and South America. The Company delivers a wide range of solar modules and related hardware to the dealer network. The distribution market also includes retail sales through a system integration and mail-order design division, and direct sales to end users of pre-packaged solar systems for recreational vehicles and boats and water pumping systems for small residential customers or large agricultural and village applications.

The Company operates subsidiaries internationally in Australia, Brazil and Argentina. These subsidiaries service customers in the industrial and distribution market segments within their respective countries.

Results of Operations

Three months ended March 31, 1999 versus three months ended March
31, 1998.

Sales: Sales for the first quarter of 1999 were $11,556,000, an 18% increase over the $9,792,000 for the first quarter of 1998. First quarter revenue included a decrease in base business operations of $134,000 or 1% and increased sales of $1,898,000 from the recently acquired Solartec, Golden Genesis do Brazil and Remote Power, Inc.

The Company's sales mix in the first quarter of 1999 was approximately 21% industrial products, 63% distribution and 16% international sales as compared to 58% industrial products, 34% distribution and 8% international during the first quarter of 1998. The shift in sales mix was largely due to increased marketing efforts in the distribution segment including sales of Y2K backup power systems, the addition of Solartec and Golden Genesis do Brazil within the international segment and weaker demand within the industrial geophysical markets along with unfavorable timing of project awards within the industrial telecommunication markets.

Gross Profit: Gross Profit increased 14% from $1,888,000 in the first quarter of 1998 to $2,156,000 in the first quarter of 1999.
Gross profit margins remained constant at 19% in each quarter.
The Company was able to maintain its margin even with the significant decrease in higher margin industrial sales.

Selling, General and Administrative Expenses ("SG&A"): SG&A expenses increased 35% from $1,718,000 in the first quarter of 1998 to $2,317,000 in the first quarter of 1999. The $599,000 increase was mainly due to the SG&A of recently acquired subsidiaries totaling $461,000. SG&A as a percentage of sales increased from 18% in the first quarter of 1998 to 20% in the first quarter of 1999. The increase in SG&A as a percentage of sales is a result of the decreased sales in the industrial market and the addition of new international subsidiaries.

Other Income (Expense): The Company's non-operating income and expense is primarily comprised of interest expense.

Income Tax: The Company recognized foreign income tax expense of $61,000 and state income tax expense of $9,000 for a total $70,000 of income tax expense in the three months ended March 31, 1999. The Company did not recognize any income tax benefit or expense for the three months ended March 31, 1998. The expense recognized relates to taxable income generated by the recently acquired subsidiaries Solartec and Utility Power Group. Realization of the net operating losses generated in prior periods is dependent on generation of future taxable income and limited by ownership changes. At this time, management has determined that it is more likely than not that $350,000 of the deferred tax asset will be realized and therefore has provided a valuation allowance for all but $350,000 of the deferred tax asset. The realizability of the deferred tax asset will be monitored on a quarterly basis.

Net Income (Loss): The Company reported a net loss of $492,000, or $0.03 per diluted common share, for the first quarter of 1999 versus net income of $68,000, or $0.004 per diluted common share, for the first quarter of 1998. Increased SG&A and decreased sales in the industrial market are primarily responsible for the net loss.

Liquidity and Capital Resources

The Company's liquidity is generated from both internal and external sources and is used to fund short-term working capital needs, capital expenditures and acquisitions. Internally generated liquidity is measured by net cash flows from operations, as discussed below, and working capital. At March 31, 1999, the Company's working capital (current assets minus current liabilities) was $7,650,000 with a current ratio (current assets divided by current liabilities) of 1.63 to 1.

The Company has established an unsecured, $4,750,000 line of credit with ACX Technologies, Inc., the parent of the Company's majority shareholder. This facility bears interest, payable quarterly, at 1% below prime. The principal balance is due October 31, 2000. At March 31, 1999, the Company had borrowed $4,750,000 under this line to fund working capital needs, capital expenditures, and acquisitions.

On September 3, 1998, the Company entered into a one year $3,600,000 note payable with Golden Technologies Company, Inc. ("GTC"), the Company's majority shareholder. This note was given for the purchase of GGB and Solartec and bears interest, payable quarterly, at 6%. The principal balance is due September 4, 1999.


As shown in the Consolidated Statements of Cash Flows, net cash used by operations was $219,000 and $636,000 for the first quarter of 1999 and 1998, respectively. A decrease in accounts receivable resulting from the Company's collection efforts and an increase in accounts payable account for the majority of the decrease in the use of cash for operations between the first quarter of 1998 and the first quarter of 1999.

During the first quarter of 1999, the Company invested $33,000 in capital expenditures to upgrade equipment. This represents an decrease of $123,000 compared to capital expenditures in the first quarter of 1998. The Company had no acquisitions in the first quarter of 1999 compared to an investment of $369,948 net of cash acquired for the purchase of UPG in the first quarter of 1998.

Although no assurances can be made, the Company currently expects that cash flows from operations, access to its line of credit and the possibility of refinancing related party indebtedness will be sufficient to meet the Company's needs for working capital and temporary financing for capital expenditures.

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

Management has implemented an enterprise-wide program to prepare the Company's financial, manufacturing, and other critical systems and applications for the Year 2000. The program includes a task force established in September 1998 that has the support and participation of upper management and includes individuals with expertise in information technologies, accounting, legal and
engineering.   The Board of Directors monitors the progress of the
program on a periodic basis. The task force's objective is to ensure an uninterrupted transition to the year 2000 by assessing, testing, and modifying all information technology (IT) and non-IT systems, interdependent systems, and third parties such as suppliers and customers.

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

IT Systems: The Company is primarily using internal resources to remediate IT systems. External resources are used to assist in testing compliance of IT systems. The Company does not rely on any one IT system. The majority of the IT systems have been recently purchased from third party vendors. These systems were already Year 2000 compliant or had Year 2000 compliance upgrades.
 As of March 31, 1999, approximately 70% of the Company's IT systems were Year 2000 compliant.

Non-IT Systems: The Company has only three manufacturing facilities and eight sales facilities, none of which have a significant number of non-IT systems. Two of the three manufacturing facilities are located in North America. To ensure Year 2000 compliance for non-IT systems, the Year 2000 task force has contacted the suppliers of these non-IT systems and obtained statements that the systems are Year 2000 compliant and is in the process of testing Year 2000 compliance. The majority of these non-IT systems use time intervals instead of dates, thus, the Company believes that potential disruptions of such systems due to the Year 2000 issue should be minimal. As of March 31, 1999, approximately 75% of the Company's "major" and "limited" non-IT systems are Year 2000 compliant. The "minor" non-IT systems are in various stages of compliance.

Third Parties: The Year 2000 task force has been in contact with key suppliers and customers to minimize potential business disruptions related to the Year 2000 issue between the Company and these third parties. The task force has focused on suppliers and
customers that are classified as "major" and "limited."   While
the Company cannot guarantee compliance by third party suppliers, the Company is in the process of developing contingency plans to ensure the availability of inventory supplies in the event a supplier is not Year 2000 compliant.

Contingency Plans: The Company is in the process of forming contingency plans in the event there are Year 2000 failures related to the Company's IT and non-IT systems and/or key third parties. The Company's manufacturing facilities are not interdependent in terms of non-IT systems, and its facilities utilize a diverse range of non-IT systems. In addition, no one manufacturing facility accounts for a significant amount of revenue. Thus, for non-IT systems the contingency plan includes the transfer of production between facilities and manufacturing equipment. Currently, the Company believes that there is enough manufacturing capacity to accommodate the contingency plan.

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

Costs: Through March 31, 1999, the Company has spent approximately $44,000 out of an estimated total of $120,000 related to the Year 2000 issue. These costs include the costs incurred for external consultants and professional advisors and the costs for software and hardware. The Company has not separately tracked internal costs such as payroll related costs for its information technologies group and other employees working on the Year 2000 project. The Company expenses all costs related to the Year 2000 issue as incurred. These costs are being funded through operating cash flows.

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

Other

These statements should be read in conjunction with the financial statements and notes thereto included in the Company's Form 10-K for the year ended December 31, 1998. The accompanying financial statements have not been examined by independent accountants in accordance with generally accepted auditing standards, but in the opinion of the management of the Company, such financial statements include all adjustments necessary to summarize fairly the Company's financial position and results of operations. All adjustments made to the interim financial statements presented are of a normal recurring nature. The results of operations for the three month period ended March 31, 1999 may not be indicative of results that may be expected for the year ending December 31, 1999.

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

3.2       Golden Genesis Company Bylaws adopted June 8,
          1998 (filed as Exhibit 3.1 to the Company's
          Quarterly Report on Form 10-Q for the quarter ended June 30, 1998 and incorporated herein by reference).

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

10.3 Convertible Preferred Stock Subscription and Purchase Agreement with Powers, Preferences and Rights of the Series AA Private issue in April and May of 1993 (filed as Exhibit 10-X to the Company's Quarterly Report on 10-QSB for the quarter ended
          May 31, 1993 and incorporated herein by reference).

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

10.11 Loan agreement and promissory note between Photocomm, Inc. and ACX Technologies, Inc. dated November 30, 1997 (filed as Exhibit 10.11 to the Company's Annual Report on Form 10-K for the year ended December 31, 1997 and incorporated herein by reference).

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

10.13     Agreement and Plan of Merger between Photocomm, Inc. and

          Silicon Energy Corporation dated January 23, 1998 (filed as Exhibit 2.1 to Form 8-K on February 18, 1998 and incorporated herein by reference).

10.14 Agreement and Plan of Merger between Photocomm, Inc., an Arizona corporation, and Golden Genesis Company, a Delaware corporation, dated June 9, 1998 (filed as
          Exhibit 3.1 to the Company's Quarterly Report on Form 10-Q for the quarter ended June 30, 1998 and incorporated herein by reference).

10.15 Articles of Merger of Photocomm, Inc., an Arizona corporation, into Golden Genesis Company, a Delaware corporation, dated June 9, 1998 (filed as Exhibit 3.1 to the Company's Quarterly Report on Form 10-Q for the quarter ended June 30, 1998 and incorporated herein by reference).

10.16 Certificate of Merger of Photocomm, Inc., an Arizona corporation, into Golden Genesis Company, a Delaware corporation, dated June 9, 1998 (filed as Exhibit 3.1 to the Company's Quarterly Report on Form 10-Q for the quarter ended June 30, 1998 and incorporated herein by reference).

10.17 Share Purchase Agreement between Golden Genesis Company Remote Power, Inc. and its shareholders dated July 21, 1998 (filed as Exhibit 3.1 to the Company'[s Quarterly Report on Form 10-Q for the quarter ended June 30, 1998 and incorporated herein by reference).

10.18 Share Purchase Agreement between Golden Genesis Company, Golden Technologies Company, Inc. and ACX Technologies, Inc. dated September 4, 1998 (filed as Exhibit 2 to the Company's Form 8-K dated September 4, 1998 and incorporated herein by reference).

10.19 Photocomm, Inc. d/b/a Golden Genesis Company 1998 Stock Option and Incentive Plan (filed as Exhibit 10.19 to the Company's Annual Report on Form 10-K for the year ended December 31, 1998 and incorporated herein by reference).

27    Financial Data Schedule                                      19

(b)    Reports on Form 8-K

None

                              SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: May 14, 1999

Golden Genesis Company


By:  /s/ J. Michael Davis           By:  /s/ Jeffrey C. Brines
     J. Michael Davis                    Jeffrey C. Brines
     Chief Executive Officer             Chief Financial Officer
                                        (Duly Authorized Officer
                                         and Principal Financial
                                         Officer)